Form 10-K
period 2024-12-31
Medicus Pharma Ltd.
filed 2025-03-28
CIK 1997296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to _____
Commission File Number 001-42408

MEDICUS PHARMA LTD.
(Exact name of Registrant as specified in its Charter)

Ontario, Canada (State or other jurisdiction of incorporation or organization)	98-1778211 (I.R.S. Employer Identification No.)

300 Conshohocken State Rd., Suite 200
W. Conshohocken, PA 19428
(Address of principal executive offices and zip code)
Registrant's telephone number, including area code: (610) 636-0184
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	MDCX	The Nasdaq Capital Market

Warrants, each exercisable for one common share at an exercise price of $4.64 per share	MDCXW	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The aggregate market value of the Registrant's common shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2024, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $11.2 million, based on the TSX Venture Exchange closing price for such shares on June 28, 2024 and an exchange rate of C$1.00 to $0.7306 as quoted by the Bank of Canada on June 28, 2024. For purposes of this computation, all officers, directors and holders of more than 10% of our common shares have been excluded in that such persons may be deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors and holders are, in fact, affiliates of the registrant.

As of March 18, 2025, there were 13,414,801 common shares, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates, unless such definitive proxy statement is not filed prior to 120 days after the end of the fiscal year to which this Annual Report relates, in which case the information relating to this item will be filed by amendment to this Annual Report.

2

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission ("SEC") filings. Forward-looking statements in this annual report may include, for example, statements about:

  our financial results, including our ability to generate earnings and achieve and sustain profitability, which may vary significantly from forecasts and from period to period;

  the progress, timing and completion of our research, development and preclinical studies and clinical trials for our products and product candidates;

  our ability to market, commercialize, achieve market acceptance for and sell our products and product candidates;

  our ability to develop, manage and maintain our direct sales and marketing organizations;

  our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing;

  market risks regarding consolidation in the healthcare industry;

  the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third party payors for procedures using our products significantly declines;

  our ability to adequately protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

  the fact that product quality issues or product defects may harm our business;

  any product liability claims; and

  the regulatory, legal and certain operating risks that our operations subject us to.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Item 1A. Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

BASIS OF PRESENTATION

In this annual report, all dollar amounts referenced, unless otherwise indicated, are expressed in U.S. dollars and are referred to as "$" or "U.S.$". Canadian dollars are referred to as "C$".

Unless the context otherwise requires, in this annual report, the term(s) "we," "us," "our," "Company," "our company," "Medicus" and "our business" refer to Medicus Pharma Ltd. and our subsidiaries.

In connection with our U.S. initial public offering, we effected a 1-for-2 consolidation, or reverse stock split (the "Share Consolidation"), of our issued and outstanding common shares. Except where otherwise indicated, all share and per share data in this annual report have been retroactively restated to reflect the Share Consolidation.

PART I

Item 1.Business.

General

Our company (formerly, Interactive Capital Partners Corporation) was incorporated pursuant to the Business Corporations Act (Ontario) on April 30, 2008 under the name Interactive Capital Partners Corporation. On September 29, 2023, we completed a business combination (the "Business Combination") with SkinJect, Inc., a Pennsylvania corporation ("SkinJect"), pursuant to a business combination agreement dated May 12, 2023, as amended, among the Company, SkinJect and RBx Capital, LP ("RBx"), an investment entity owned and managed by Dr. Raza Bokhari. The Business Combination resulted in a reverse takeover of the Company by the former shareholders of SkinJect, with SkinJect becoming a wholly owned operating subsidiary of the Company, and the Company being renamed "Medicus Pharma Ltd."

On October 11, 2023, our common shares commenced trading on the TSX Venture Exchange (the "TSXV") under the symbol "MDCX." On November 15, 2024, we completed our initial public offering in the United States and our common shares and public warrants, with an exercise price of $4.64 and expiration date of November 15, 2029 (the "Public Warrants"), began trading on The Nasdaq Capital Market (the "Nasdaq") under the symbols "MDCX" and "MDCXW", respectively.

We are a biotech/life sciences company focused on accelerating the clinical development programs of novel and disruptive therapeutic assets. Currently, we are developing one product, SkinJectTM, with an indication for basal cell carcinoma.

Our principal purpose is to advance the clinical development program of the Product, while opportunistically identifying, evaluating, and acquiring accretive assets, properties or businesses. Through our wholly owned subsidiary, SkinJect, we focus on the development of our in-licensed drug device combination product using novel dissolvable microneedle arrays for the treatment of non-melanoma skin cancers. Our combination product candidate is a doxorubicin tip-loaded D-MNA filed with the FDA under an Investigational New Drug Application and is regulated by the Center for Drug Evaluation and Registration (CDER), Oncology Division.

The business conducted by the Company prior to the Business Combination was undertaken by SkinJect. References to the Company in this section as of a date prior to the completion of the Business Combination relate to the business undertakings of SkinJect.

In 2016, SkinJect licensed certain intellectual property from the University of Pittsburgh of the Commonwealth System of Higher Education (the "University of Pittsburgh"). During 2016 and 2017, SkinJect developed validated manufacturing methods for the manufacture of the microneedle arrays covered by the licensed patents. In 2017 and 2018, SkinJect completed pre-clinical animal studies and related verification analyses.

In 2018, SkinJect prepared an IND application and submitted it to the FDA for the conduct of a dose escalation study in human subjects ("Phase 1 study"). The FDA issued a Study May Proceed letter in November 2018.The study was completed in March 2021 and the clinical study report showed that the study met its primary objective of safety and tolerability. The investigational product, D-MNA was found to be well-tolerated across all dose levels in all thirteen (13) participants enrolled in the study, with no dose-limiting toxicities (DLTs), serious adverse events (SAE), or study discontinuations. Furthermore, there were no systemic effects or clinically significant abnormal findings in laboratory parameters, vital signs, ECGs, and physical examinations. The clinical study report (CSR) also describes the efficacy of the investigational product, D-MNA, with 6 participants experiencing complete responses. The complete response is defined as the disappearance of basal cell carcinoma ("BCC") histologically in the final excision at the end of study visit. The participants profile, demonstrating complete responses, was diverse and all participants (6/6) had nodular subtype of BCC.

On January 3, 2024, we announced that we had submitted to the FDA a Phase 2 Investigational New Drug clinical protocol for the Product, which provides the Company with flexibility to potentially accelerate to a Phase 2 pivotal trial, subject to, among other things, sufficient capital resources to do so, or to decelerate its clinical trial to a Phase 2A trial.

Basal Cell Carcinoma Market Overview and Current Therapies

Basal cell carcinoma is a type of skin cancer that begins in the basal layer of the epidermis. It is the most common type of skin cancer.

Basal cell carcinoma often appears as a slightly transparent bump on the skin, though it can take other forms. Basal cell carcinoma occurs most often on areas of the skin that are exposed to the sun, such as your head and neck. Most basal cell carcinomas are thought to be caused by "long-term exposure to ultraviolet (UV) radiation from sunlight" (Mayo Clinic). Additional factors that increase your risk of developing basal cell cancer include radiation therapy, fair skin, increasing age, family history and immune suppressing drugs.

Basal cell carcinomas account for approximately 80 percent of all non-melanoma skin cancers worldwide. (The Johns Hopkins University). Based on studies of populations in the United States, 40-50% of Americans who live to age 65 will experience BCC or squamous cell carcinoma at least once.

More than 5 million cases of basal cell carcinoma are diagnosed in the United States each year. Untreated BCCs can become locally invasive, grow wide and deep into the skin and destroy skin, tissue and bone.

The most common treatment for basal cell carcinoma in the United States is surgical removal. Surgery is the standard treatment for most BCC patients, either standard excision or Mohs Micrographic surgery. The treatment of basal cell carcinoma by a surgical procedure can result in high costs and clearly visible scarring.

Basal cell carcinoma is the most common cancer in humans, with an estimated annual incidence in the United States of 5.4 million cases (American Cancer Society). BCC arises from the basal cells in the epidermis and is associated with both chronic and intermittent acute UV exposure. The development of basal cell carcinoma is thought to be attributable, in part, to a deregulation of the Hedgehog signaling pathway. The Hedgehog pathway is involved in stem cell maintenance, regulation of cell proliferation and differentiation, and carcinogenesis. Unregulated activation has been implicated in the development of multiple cancers, including BCC (Gupta et. al. 2010). Chemotherapeutic inhibition of Hedgehog signaling has been demonstrated to be effective against advanced BCC (Soura et. al. 2015).

The current standard of care for localized BCC is surgical, either via standard excision or Mohs micrographic surgery; but it carries risks, including bleeding, scarring, and infection. Surgical treatment may not be desirable or indicated for all patients, resulting in a demand for more non-surgical treatment options.

Commonly used topical treatments for BCC currently include: imiquimod; 5-fluorouracil; and tazarotene.

Imiquimod works primarily by acting as an agonist of toll-like receptors 7 and 8 (Schon and Schon, 2007) leading to activation of nuclear factor-kappa B. This activation results in the induction of pro-inflammatory cytokines and chemokines, ultimately resulting in a T-cell-mediated anti-tumor immune response (Schon and Schon, 2007). Imiquimod has demonstrated efficacy in the treatment of both superficial and nodular BCC; however, imiquimod's efficacy is significantly inferior to surgery, with 84% of imiquimod-treated patients remaining tumor-free after 3-years, compared to 98% of surgically treated patients (Bath-Hextall et. al. 2014).

5-Fluorouracil is an antimetabolite that blocks DNA replication by inhibiting thymidylate synthase (Nakamura et. al. 2014). Three-year tumor-free status following treatment with fluorouracil is poorer than with imiquimod, with 68% of patients remaining tumor-free after 3-years (Roozeboom et. al. 2016).

Tazarotene's mechanism-of-action as an anti-neoplastic agent is not fully understood, but it is believed to be related to its ability to cause caspase-dependent apoptosis (Wu et. al. 2014). Tazarotene is a less-promising non-surgical alternative, with only 30.5% of patients remaining tumor-free at 3 years (Bianchi et. al. 2004).

Regulatory Environment

The production and manufacture of the Product and its research and development activities are subject to regulation for safety, efficacy and ethics by various governmental authorities in the United States. Although the present plan is to focus research and development in the United States, we might in the future expand into Canada and the European Union, in which case our activities will also be governed by regulatory authorities in these jurisdictions. These authorities, in the United States, Canada and the rest of the world, regulate research, development, testing, manufacturing, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing and import/export of pharmaceutical products, among other things. In the United States drugs and biological products are subject to regulation by the FDA and in the European Union activities are regulated by the applicable competent authority within each individual country and by the European Medicines Agency. In Canada, these activities are primarily regulated by the Food and Drug Act and the rules and regulations thereunder, which are enforced by the Therapeutic Products Directorate of Health Canada.

Drug approval laws in the Unites States, Canada and Europe generally require licensing of manufacturing facilities, carefully controlled research and testing of products, government review and approval of results prior to marketing and sale of drugs and drug delivery products. In addition, they require adherence to best practices as defined by the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use, as well as national guidelines. The process for pharmaceutical development and approval are subject to inherent risks, described in "Risk Factors."

The principal steps generally required for approval of drug and drug delivery products in the United States, Canada and Europe are described below.

Preclinical Toxicology Studies

Preclinical studies are conducted in vitro and in animals to evaluate toxicokinetics and pharmacokinetics to provide evidence of the safety and bioavailability of the product prior to its administration to humans in clinical studies and throughout development. Such studies compliant with FDA guidelines have been completed.

Human Testing

The process of conducting clinical trials with a new drug product generally cannot begin until a company has submitted to the appropriate regulatory authorities an application to do so and the required number of days have lapsed without objection from the applicable regulatory authority. (In certain jurisdictions, a no objection letter or approval may be required before the clinical trial can proceed). In the United States, this application is called an investigational new drug study, or "IND", and in Canada and most European countries, a clinical trial application, or "CTA."

For the United States, the sponsor of the study must submit the results of the non-clinical tests, manufacturing information, analytical data and available clinical data or literature, within the IND, to the FDA. Some information may be omitted from the IND in instances where prior FDA findings of safety or efficacy of a drug product are being relied upon. Even once the IND is submitted, non-clinical testing may continue to occur. An IND becomes effective automatically 30 days after receipt of the document by the FDA, unless within that time the FDA raises concerns or questions, in which case a clinical hold may be put in place until the concerns are adequately addressed by the study sponsor with the FDA.

Two key factors influencing the rate of progression of clinical trials are the rate at which patients can be enrolled to participate in the research program and whether effective treatments are currently available for the disease that the drug is intended to treat. Patient enrollment is largely dependent upon the incidence and severity of the disease, the treatments available and the potential side effects of the drug to be tested and any restrictions for enrolment that may be imposed by regulatory agencies. For further information see "Risk Factors."

Phase 1 Clinical Trials

Phase 1 clinical trials are typically conducted, on a small number of individuals (healthy volunteers or patients), to determine safety, dose limiting toxicities, tolerability, pharmacokinetics and to determine dose ranging for Phase 2 clinical trials in humans.

Phase 2 Clinical Trials

Phase 2 clinical trials typically involve a larger patient population than is required for Phase 1 and are conducted to evaluate the safety and efficacy of a drug candidate in patients having the disease for which the drug is indicated. This phase also serves to identify possible common short-term side effects and risks.

Phase 3 Clinical Trials

Phase 3 clinical trials typically involve tests in a much larger population of patients suffering from the targeted condition or disease. These studies involve controlled and/or uncontrolled testing in an expanded patient population (several hundred to several thousand patients) at geographically dispersed test sites to establish clinical safety and effectiveness. These trials also generate information from which the overall risk-benefit relationship relating to the drug can be determined.

Marketing Application

Upon successful completion of Phase 3 clinical trials, the sponsor company assembles all the non-clinical, clinical and manufacturing data and submits a marketing application to the applicable regulatory authority for their review in order to obtain approval to sell the drug.

Before the applicable regulatory authority approves the marketing application, they will initiate an inspection of the facility or facilities where the product is manufactured. Products will not be approved unless there is compliance with Good Manufacturing Practices, or "GMP." Approval will occur if the inspection is satisfactory and the marketing application contains data that provides substantial evidence that the drug is safe and effective in the studied indication. In addition to manufacturing inspections, the regulatory authority will typically inspect one or more clinical sites to assure compliance with Good Clinical Practices.

The testing and approval process for a new drug candidate requires substantial time, effort and financial resources, and may take several years to complete. Data obtained from non-clinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Approval may not be granted on a timely basis, or at all.

Even if a regulatory authority approves a product candidate, the relevant authority may limit the approved indications for use, require specific contraindications, warnings or precautions be included in the product label, including a black box warning, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug's safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms. For example, the FDA may require a Risk Evaluation and Mitigation Strategy ("REMS"), (also known as a Risk Management Plan ("RMP") in Europe) as a condition of, or following, approval to mitigate any identified or suspected serious risks and ensure safe use of the drug. The REMS or RMP could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. A REMS or RMP could materially affect the potential market and profitability of the product. A regulatory authority may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional label claims, are subject to further testing requirements, notification, and regulatory authority review and approval. Further, should new safety information arise, additional testing, product labeling or regulatory notification may be required.

Regulation of Combination Products in the United States

Certain products may be comprised of components, such as drug components and device components that would normally be subject to different regulatory frameworks by the FDA and frequently regulated by different centers at the FDA. These products are known as combination products. Under the FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The determination of which center will be the lead center is based on the "primary mode of action" of the combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. The FDA has also established an Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute.

A combination product with a primary mode of action attributable to the drug component generally would be reviewed and approved pursuant to the drug approval processes set forth in the FDCA. In reviewing the new drug application for such a product, however, FDA reviewers could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products are subject to current GMP requirements applicable to both drugs and devices, including the Quality System Regulations applicable to medical devices.

Healthcare Laws and Regulations

Coverage and Reimbursement

In the United States, Canada, and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In the United States, Medicare tends to have a greater role than private insurers in determining reimbursement for the treatment of conditions, such as basal cell cancer, that disproportionately affect patients over the age of 65.

Applicable Laws in the United States

If we obtain FDA approval for the Product and begin commercializing the Product in the United States, our operations may be directly, or indirectly through our future potential customers and third-party payors, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act ("FCA"), and data privacy and physician sunshine laws and regulations. These laws or their relevant foreign counterparts may impact, among other things, our proposed sales, marketing, and education programs and its relationships with healthcare providers, physicians and other parties through which we market, sell and distribute its products for which it obtains marketing approval. In addition, we may be subject to patient privacy regulation by the federal government and the states in the United States as well as other jurisdictions. The laws that may affect our ability to operate include:

• the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. The term remuneration has been interpreted broadly to include anything of value. Further, courts have found that if "one purpose" of remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, a claim submitted for payment to any federal healthcare program that includes items or services that were made as a result of a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers, among others, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

• the federal civil and criminal false claims laws, including the FCA, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs; knowingly making, using, or causing to be made or used, a false record or statement material to a false, fictitious or fraudulent claim or an obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. A claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to "cause" the submission of false or fraudulent claims. The FCA also permits a private individual acting as a "whistleblower" to bring qui tam actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery or settlement. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

• the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA fraud provisions without actual knowledge of the statute or specific intent to violate it;

• HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or "HITECH", and their respective implementing regulations, which impose, among other things, certain requirements relating to the privacy, security and transmission of individually identifiable health information on certain covered healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective "business associates," those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws, including but not limited to: (i) General Data Protection Regulation (European Union); (ii) the Personal Information Protection and Electronic Documents Act (Canada); and (iii) Personal Information Protection Act (Canada), which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

• the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, and its implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services ("CMS"), information related to direct or indirect payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners;

• federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

• analogous U.S. state, local and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and other relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information, some of which may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018) in certain circumstances, and may differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Healthcare Reform

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company's revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

There have been a number of proposals during the last few years regarding the pricing of pharmaceutical products, limiting coverage and the amount of reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. For example, in March 2010, the U.S. Congress enacted the ACA, which, among other things, includes contains to the coverage and payment for products under government health care programs. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and there are likely to be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the U.S. Supreme Court. Additionally, the former Trump administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory150 initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Several regulations have also been proposed partly in response to several executive orders issued by President Trump related to prescription drug pricing that seek to implement several of the administration's proposals. While some of these and other measures may require additional authorization to become effective, and the current Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

The Microneedle Array Solution and Doxorubicin Hydrochloride

Why Doxorubicin Hydrochloride

The binding of doxorubicin to cellular membranes may affect a variety of cellular functions. Enzymatic electron reduction of doxorubicin by a variety of oxidases, reductases and dehydrogenases generates highly reactive species including the hydroxyl free radical (• OH). Cells treated with doxorubicin have been shown to manifest the characteristic morphologic changes associated with apoptosis or programmed cell death. Doxorubicin-induced apoptosis may be an integral component of the cellular mechanism of action relating to therapeutic effects, toxicities, or both. Doxorubicin is a particularly well-suited chemotherapeutic drug for the chemo-immunization strategy, because it creates an immunogenic "good death" for tumor cells (Galluzzi et. al. 2012) and (Storkus and Falo Jr 2007). As shown in the figure below, doxorubicin chemotherapy has been shown to result in innate immune activation, including the attraction and activation of antigen presenting cells, and a cell death process that facilitates the activation of antigen presenting cells and their internalization and processing of dying tumor cell derivatives through underlying mechanisms that include ATP and HMGB1 release, and calreticulin exposure (Zitvogel et al 2010 and Obeid et. al.) 2007). The doxorubicin-containing microneedle arrays ("D-MNA") in development by us utilizes this immunogenic apoptosis by applying very low doses of doxorubicin via the D-MNA to basal cell lesions. Doxorubicin is not currently approved for the treatment of BCC.

Utility of Microneedle Arrays to Deliver Doxorubicin to Basal Cell Lesions

The D-MNA is a dissolvable, tip-loaded 15 x 15 mm microneedle array delivering doxorubicin to the tumor microenvironment for non-melanoma skin cancer therapy. The arrays are "pressed" into the skin where an appropriate-size lesion is growing and left on the lesion site for up to 30 minutes, allowing the microneedles to penetrate the skin, dissolve, and deliver defined quantities of doxorubicin to the lesion. The micro-needle array's main excipient is buffered carboxymethyl cellulose. Doses of 25 µg, 50 µg, 100 µg, or 200 µg of doxorubicin hydrochloride can be contained in the array's 400 microneedles. A placebo array without doxorubicin hydrochloride but alike in every other respect ("P-MNA") has been fabricated for clinical testing and "blanks" for analytical testing.

The goal of our program is to demonstrate the D-MNA as a more robust alternative to the currently available non-surgical, and in many cases, surgical treatments for BCC.

Preclinical Proof of Efficacy Studies

The program's therapeutic strategy relies on highly localized delivery of doxorubicin to the topically accessible tumor microenvironment. Doxorubicin delivered by the MNAs described in University of Pittsburgh's IND #122448 had shown efficacy in causing local, acute tumor cell death in the mouse melanoma model at doses that would otherwise be considered safe (e.g., 25 µg), but sub-therapeutic if delivered via a systemic route of administration. A typical systemic dose of doxorubicin is 60-75 micrograms/m2 and a typical adult cancer patient is 1.73 m2, resulting in a dose of 104 to 130 milligrams (approximately 4,000 times higher than the 25 µg delivered by the MNA).

MNAs delivering doxorubicin also demonstrated efficacy in a murine squamous cell carcinoma model, with 100% survival in MNA-Doxorubicin group versus 0% survival in MNA-Blank group (Friedman B, et al, 2017). Survival advantage persisted with 40% of MNA-Doxorubicin-treated mice alive at 40 days post-inoculation. As a result, we believe BCC is a rational target for chemo-immunotherapy using D-MNAs.

The University of Pittsburgh research under IND #122448 was conducted on mice in groups ranging in size from six mice to 45 mice using the same D-MNAs that we are developing. These studies were not powered to demonstrate statistical significance.

Manufacturing Processes and Critical to Quality Parameters

Overview

For BCC, the principal mode of action of the D-MNA depends on doxorubicin being delivered to this basal layer space, disrupting the affected basal cells, and recruiting immune cells to eradicate the lesion. The 400 microneedles in the D-MNA must therefore be durable enough to penetrate the stratum corneum and upper layers of the epidermis, but also dissolve quickly enough to deliver sufficient doxorubicin to the site during the 30 minute application. Other more traditional parameters of biopharmaceutics also apply, such as consistency of dose between arrays, made more complex than oral or other dosage forms, by the molding and centrifugation process for the arrays. The important biopharmaceutic considerations for the efficacy of the array therefore include the following:

•              Fidelity of dose to label claim

•              Needle strength/hardness

•              Homogeneous distribution of drug throughout the array

•              Consistency of dose between arrays

•              Dissolution of the microneedles sufficient to deliver the drug payload

These factors can affect the ability of a dissolvable, tip-loaded microneedle array to perform as expected in human clinical studies. We have taken the following steps to ensure these factors are properly controlled during manufacturing.

Factors Affecting Ability of MNA to Perform Clinically

Factor	Measurement

Fidelity of dose to label claim	Quantitative testing of the array samples by a validated HPLC method

Homogeneous distribution of drug throughout the array	Visual inspection for "hot spots"

Consistency of dose between arrays	Quantitative testing for content uniformity of the array samples by a validated HPLC method

Needle strength/hardness	Desiccation measured by loss on drying to approximately 5%.

Dissolution of the microneedles sufficient to deliver the drug payload	Demonstrated in vitro, ex vivo, and in vivo.

Doxorubicin stability	pH measurement of the solution prior to carboxymethyl cellulose ("CMC") addition; follow-up analytical testing for impurities

MNA = dissolvable microneedle array, HPLC = high power liquid chromatography, UV = ultra-violet, CMC = carboxymethyl cellulose.

Manufacturers of D-MNA Components

API/Excipient	Manufacturer/Lot Number

Doxorubicin HCl	Gemini PharmChem, Mannheim, GmbH, batch no. 070520

Citric acid anhydrous	Fischer Scientific/185791

Sodium phosphate dibasic anhydrous	Fischer Scientific/175060

Trehalose dihydrate	Pfanstiehl/37108A

Carboxymethyl cellulose	Dow distr. By aic, Inc./F294F88017 Spectrum Chemical Mfg. Inc./ 2JA0070

USP purified water	Millipore/F7PA35615

Composition of the Drug Product

Each array contains 400 microneedles with a total tip volume of 9.6 µL which are evenly filled with 9.6 µL of doxorubicin gel of the following composition. The doses in the headline refer to the base of doxorubicin. The current formulation contains an overage of 5% of drug substance.

Controls of Critical Steps and Intermediates

The following are fundamental to the production of arrays according to GFE Protocol P171016-1-R3.

• Preparation: Assembly and gel formulation.

• Deposition 1 (Tip Loading): Deposition of the formulation containing active doxorubicin and excipients.

• Deposition 2 (Backing Plate): Deposition of formulation containing only excipients to create the backing plate to the needle structure.

• Drying: Centrifugation of the array under controlled temperature and humidity conditions until moisture is removed from the formulation.

• Demolding, Cutting, Desiccation, and Storage: Removal of the arrays from the molds, trimming, and storage in a desiccator box in a controlled refrigerated environment for 72-96 hours.

Critical to quality parameters include:

• Dissolution and homogeneity of all materials during mixing.

• Centrifuge rpm and quality/degree of tip loading.

• Dilution and viscosity of gels relating to accurate, consistent deposition.

• Duration and speed of drying steps affecting water content and flatness of arrays.

• Temperature maintained (2-8 C) within centrifuge with impact on drying time and on doxorubicin stability.

• Refrigeration of arrays once fabricated.

• Post-fabrication, moisture content of arrays reduced to 5%, as measured by loss on drying.

In-Process Controls: D-MNA; P-MNA

In-Process Controls (Engineering)	Limit

Master mold fabrication via milling process	CAD/CAM of all suitable material rendering required geometry for microneedles

Production molds fabricated from polydimethyl siloxane	Spun in the same centrifuge to fabricate the arrays such that forces and angles used to make production mold mirror those used to fabricate the arrays. Production molds inspected after every production cycle to ensure integrity of the needle forms-Protocol P171016-1 R3 governs this process.

Fabrication of each fixture necessary for array production	Protocol P171016-1 R3 provides these parameters

In-Process Controls (Formulation) Dissolution of all materials in gel formulation	Limit Visual inspection

Viscosity of the gel	Verified by cone plate viscometer torque reading; Brookefield Viscometer DVII+ calibrated at every run

pH of the gel	A pH of between 4.5 and 5.1 is sufficiently acidic. Follow procedure for dilution of gel, use of pH probe, and calculation (Determination of the pH of SkinJect Formulations)

In-Process Controls (Array Fabrication)	Limit

Deposition and centrifugation.	Deposit approximately 0.5 ml per 2 x 5 production mold. The centrifuge is run for 30 minutes at 5,500 rpm at 15C.

Doxorubicin stability	Temperature maintained within centrifuge at 15C that impacts drying. Refrigeration of arrays once fabricated at 2-8°C

The flow chart, below, describes in more detail the critical steps and manufacturing parameters. A summary narrative of the process is provided on subsequent pages.

Figure 1. Manufacturing flow chart

Manufacturing Process Equipment

The equipment used to fabricate the arrays is listed in the table below:

Equipment Used to Fabricate Arrays

Description	Supplier	Model/Part Number/Print
Centrifuge	Thermofisher	Sorvall Lynx 4000
Rotor	Thermofisher	BioFlex HC (PN 75003000Q502807)
Rotor Bucket	Thermofisher	BioFlex HC (PN 75003000Q502807)
Bucket Lid with Gasket	Thermofisher	BioFlex HC Lid (PN 75007309Q502807)

Bucket Insert	GFE LLC	GFE Print "Lynx Square Tool Holder Rev R1"
Casting Mask	GFE LLC	GFE Print "Array Rev X6 Production Mold Frame"
Casting Sleeve	GFE LLC	GFE Print "Array Rev X6 MNA Master Sleeve Rev E0"
Production Mold	GFE LLC	GFE Print "Array Rev X6 Production Mold Rev E0"

In an initial step, a master mold is fabricated by a milling process under CAD/CAM of a suitable material such as an acrylic or a metal alloy, rendering the required geometry for the microneedles. Once fabricated, the master mold is stored for future rendering of production molds as needed. The masters are wrapped in a clean-room towel for protection and stored in individually labeled rigid containers. The production molds are stored 4 per glass container labeled with revision codes. All materials are stored in a final secondary container labeled masters and production molds.

The master mold is then used to fabricate the production molds from polydimethyl siloxane (PDMS; (Slygard® 184, Dow Corning) (B)). This latter material is poured onto the master mold, positioned, and spun in the same centrifuge used to fabricate the arrays such that the forces and angles used to make the production mold mirror those used to fabricate, ultimately, the arrays. The production molds are inspected after every production cycle to ensure integrity of the needle forms. Protocol P171016-3 governs the process by which each production mold is cleaned of any material from a previous production run.

1. Preparation

The Lynx square tool holder assembly is disassembled into the components and all components are cleaned thoroughly with isopropyl alcohol. This includes the "square" bucket tool holder (black), the casting sleeves (white), and the leveling plates (green).

The square tool holder assembly is then reassembled. Each position in each holder is engraved with a number and letter. The number refers to the tool holder and the letter the position within the bucket. The cast leveling plates have similar markings and should align. Note the direction of arrow which identifies the spin direction of the centrifuge and orientation of the leveling plate.

The production molds and the mold masks, if used, should be sonicated in deionized water within an ultrasonic cleaner for 30 minutes at 35C and dried for 24 hours prior to use.

Pre-assemble the production molds by aligning the exterior step and pressing into the production mold.

The production mold is placed in the square tool holder assembly and pressed into the levelling plate. There is no orientation of the production mold.

The square tool holder is used for placement of completed assemblies into the buckets within the centrifuge and run at 2,000 rpm for 30 seconds. The purpose of this is to "seat" all components within the mold and levelling plate to a "home" position.

2. Deposition #1 (Tip Loading)

The entire square tool holder assembly is removed from each bucket within the centrifuge.

Using the appropriate placebo or active formulation, the operator deposits a small quantity of gel within each cavity as shown in Figure 2. The deposition should be approximately 0.05 ml per array cavity in each 5 x 2 production mold in an evenly distributed manner such as 5 small dots shown in Figure 2.

All formulation syringes remain capped when not in use.

The square tool holder assembly is placed into the bucket using the bucket holder and covered using the bio-safe bucket covers with gaskets. Note that the centrifuge must be balanced. Either two buckets may be used or four buckets.

         The covered buckets are centrifuged for a short period of time to "set" the doxorubicin gel into the needle tips. Deposition #1 is complete: the doxorubicin gel has been molded into the microneedles. Upon completion of this step, the square tool holder assembly is removed from the centrifuge buckets. (Figure 3).

A square edge spatula is then used to remove the excess formulation on the production mold. This removes most of the excess formulation (Figure 4). The square bucket tool holder assembly is placed in the centrifuge buckets, covered with biosafe HC caps and gaskets. These are centrifuged for 30 minutes at 5,500 rpm at 15°C. This step assures that the formulation is pushed as deeply into the tips as possible and to promote drying, allowing space for the backing plate material to be deposited, overlaying the microneedles

3. Deposition #2 (Backing "Plate" to each D-MNA)

After the full drying cycle of 30 minutes finishes, the bucket tool holder assembly is removed from the centrifuge buckets. Next, the placebo formulation, 0.25 mL per array, is deposited in each array cavity (10 cavities per production mold). The material is deposited as evenly as possible.

The square tool holder assembly is placed back into the centrifuge buckets and covered with biosafe lids with gaskets. The centrifuge is run for 30 minutes at 5,500 rpms at 20°C. Upon completion of the centrifugation, the caps are removed from the buckets.

4. Drying

Only the lids are removed from the buckets if not already completed, the tooling remains in the centrifuge. Drying is initiated at 4,000 rpms for 5.0 hours at 25°C.

Flow valves for the desiccated air inlet are open. This ensures that the desiccation tube contains dry desiccant (dry is indicated by blue, purple indicates wet). The operator sets the flow for 20 psi at a minimum of 2 LPM.

The operator ensures that the outlet of the centrifuge contains a new disposable HEPA filter with a 0.2 µm or smaller filter element to prevent room contamination of doxorubicin hydrochloride. Upon completion of the 5-hour drying cycle, the drying step is completed.

5. Demolding, Desiccation, and Storage

All square tool holders are removed from the centrifuge buckets. Production molds are removed from the square tool holder (Figure 5). The operator places the freshly prepared arrays in a desiccator box in a controlled temperature refrigerator and allows the arrays to dry to a moisture content of approximately 5%. When fully dried, the arrays are then packaged and stored at 2-8°C. The fabrication cycle is complete. Subsequent cycles consisting of 80 microneedle arrays per run will follow the same process.

Packaging of Product

Starting from the innermost packaging, each array is contained in a foil-sealed PETG cube, which is contained in a 2" x 3" opaque, U-Line packet labeled with standard investigational drug text (Figure 6).

Figure 6. Left, the "cubes" holding each array (foil seal not shown); center, 2" x 3" packets holding the cubes; right, ziplock bag holding 4 packets of arrays

Four 2" x 3" packets are then stored in a Ziplock Uline 4" x 6" bag, which contains D-MNA's of the same dosage (25 µg, 50 µg, 100 µg, or 200 µg, or placebo). The outer Uline bag is sealed with a serialized security tape and carries standard investigation drug labeling (Figure 7) including a supplemental label containing the subject number.

When the packaging of the entire production run (consisting typically of 200-240 arrays) has been completed, the product is then shipped on ice pack for the next phase, namely, sterilization, quality control testing, and release of the product.

Release Testing and Release of Product

The release of GMP-quality product to a clinical site is a highly regulated practice. Upon shipping of the arrays form GFE, LLC, the array manufacturer, which has already performed its own quality control, the entire shipment of arrays embarks on a multistage process, whose end goal is release of the investigational product to the clinical site (Figure 8).

Because the arrays are breaking the skin surface of human subjects, the FDA views the arrays as a type of parenteral product and therefore requires sterilization. On the day of completing the packaging of the arrays, GFE ships the fully packaged arrays by overnight courier to Ebeam Services who performs electron beam sterilization of the arrays. The arrays are then transported by a same-day courier service from Ebeam Services to Intertek Pharmaceutical Services ("Intertek"), who performs four functions:

1) places the majority of the arrays in stability storage;

2) ships a designated number of arrays to Nelson Laboratories for endotoxin and bioburden testing;

3) initiates analytical and other testing of the arrays within Intertek; and

4) ships a designated number of the arrays to Clinigen on quarantine for distribution to the clinical sites when the arrays have passed quality control/quality assurance.

Figure 9 indicates the types of tests performed for release of the product.

Metric	Test
Identity	HPLC-UV method, ATP-000755
Purity	HPLC-UV method, ATP-000755
Related substances
Doxorubicinone (RRT 1.16)
Daunorubicin (RRT 1.30)
Daunorubicinone (RRT 1.50)
Epirubicin (RRT 1.08)
Doxorubicin dimer (RRT 1.51-1.53)
Unknown
Total
Assay/Strength	HPLC method, ATP-000755
Content uniformity	HPLC method, ATP-000755
Device geometry	Visual
Appearance/Homogeneity	Visual
Moisture content	USP 731 LOD
Endotoxin limits	STP00046 Rev 15. based on USP <85>, USP <161>, USP<797>, AAMI ST72, EP 2.6.14, ASTM D7102-04, BS EN 455-3
Sterility	STP0077 Rev 22., based on USP <71>, USP <161>, USP<797>, ISO 11737-2, 11137-01 and -02, PIC/S P1 012-3, EP 2.6.1, JP XV 4.06, ISO 17665, AAMI TIR 33

Figure 9. Certificate of Analysis qualifying the release of microneedle arrays

The essential settings for the phase appropriate, GMP-validated HPLC method for identity, assay/purity, related substances, and content uniformity testing performed by Intertek are provided below.

Sl. No.	Reagents/standard	Grade
1	Acetonitrile	HPLC grade or Equivalent
2	Water	HPLC grade or Equivalent
3	Methanol	HPLC grade or Equivalent
4	Trifluoro acetic acid (TFA)	AR grade or Equivalent
5	Acetonitrile (ACN)	HPLC grade or Equivalent
6	Doxorubicin (DXR) Hcl	USP CRS
7	Epirubicin Hcl	USP CRS

System	HPLC with UV detector or equivalent
Pump	Constant flow HPLC pump capable of running the gradient program
Detector	DAD/VWD
Balance	Analytical balance capable of weighing (± 0.1 mg) accuracy

Column	Acquity UPLC HSS C18 2.1-mm x 100-m; 1.8μ
Mobile Phase A	0.1% TFA in Water
Mobile Phase B	0.1% TFA in CAN:Methanol (80:20)
Flow rate	0.5 mL/min
Injection volume	2 μL
Wavelength	254nm
Column temperature	35°C
Diluent	MPA:MPB::50:50
Run time	18 minutes
Autosampler temperature	4°C

While Intertek is performing this testing, Nelson Laboratories is performing the following work to assess microbiological safety:

● Endotoxin testing: The Bacterial Endotoxin Test, or Lumulus Amebocyte Lysate ("LAL") Test, quantifies endotoxins that are part of the cell wall of gram-negative bacteria. LAL testing is performed on samples at T0 and subsequent stability timepoints.

● Sterility/bioburden: The arrays are also dissolved and the contents are cultured to determine if the sterilization eradicated all bacteria and yeasts from the samples. This test is performed on samples at T0 and subsequent stability timepoints.

All of the results of these tests and others such as moisture content and physical assessment are then collated and appended to a certificate of analysis ("COA"), which, when signed by qualified persons, allows the release of the product by Clinigen Clinical Services, who has stored the product under quarantine until they receive the signed COA authorizing release to the clinical site.

Preclinical Development of D-MNA

Preclinical Test Material

GMP-quality doxorubicin was used for all preclinical studies (murine local lymph node assay, rabbit irritation and pyrogenicity study, and Yucatan minipig local tolerance study). The nonclinical arrays were produced under non-GMP conditions; GMP conditions were not required for these studies. The manufacturing methods used to make the arrays for the non-clinical studies are identical to the methods used to make the GMP-quality arrays.

Preclinical PK and Safety Studies

The results of the preclinical studies indicate a reliable lack of systemic exposure when doxorubicin is delivered via MNA. Furthermore, minipig studies using doses of up to 200 µg per MNA showed no detectable levels of doxorubicin, measured by LC-MS/MS. Given these data, no systemic effects are anticipated from D-MNA application.

All preclinical studies of D-MNA were conducted by the University of Pittsburgh at the laboratory of Dr. Louis Falo.

University of Pittsburgh Experience

Doxorubicin delivered by the MNAs described in University of Pittsburgh's IND #122448 showed efficacy in causing local, acute tumor cell death in the mouse melanoma model at doses that would otherwise be considered safe (e.g., 25 µg), but sub-therapeutic if delivered via a systemic route of administration. A typical systemic dose of doxorubicin is 60-75 micrograms/m2 and a typical adult cancer patient is 1.73 m2, resulting in a dose of 104 to 130 milligrams (approximately 4,000 times higher than the 25 µg delivered by the MNA).

MNAs delivering doxorubicin also demonstrated efficacy in a murine squamous cell carcinoma model, with 100% survival in MNA-Doxorubicin group versus 0% survival in MNA-Blank group (Friedman B, et al, 2017). Survival advantage persisted with 40% of MNA-Doxorubicin-treated mice alive at 40 days post-inoculation. As a result, we believe BCC is a rational target for chemo-immunotherapy using D-MNAs.

The University of Pittsburgh research under IND #122448 was conducted on mice in groups ranging in size from six mice to 45 mice using the same D-MNAs that we are developing. These studies were not powered to demonstrate statistical significance.

Pharmacokinetics

Pharmacokinetics and Product Metabolism in Non-Human Animals

As shown by the data and Figure 10 below (courtesy of Louis Falo, M.D., Ph.D.), blood samples were collected from mice intravenously injected with 100 µg or 200 µg of doxorubicin or from mice receiving 200 µg D-MNA, after 5, 20, and 60 minutes. Doxorubicin content of the blood samples was measured by spectrofluorimetry and quantitated against a calibration curve. No detectable quantities of doxorubicin were observed in the mice receiving the 200 µg D-MNA; doxorubicin levels were detectable in the intravenously injected mice.

Figure 10.

In addition, Medicus obtained pharmacokinetic data during the Yucatan minipig local tolerance study (Study No. S15055). A total of 30 minipigs (15 males and 15 females) were randomized into five treatment groups. Groups of 3 males and 3 females were treated with a blank control array (Group 1), and three dose levels of D-MNA at 25, 50 and 200 µg/dose of doxorubicin hydrochloride (Groups 2 - 4), respectively. An intravenous ("IV") doxorubicin group consisting of 3 males and 3 females served as a reference control (Group 5). Dosing occurred on Days 1, 7 and 14 with either control array or test article (Groups 1-4), and Group 5 was dosed IV on these same study days. Each topical treatment was 30 minutes. The experimental design is provided in the table below.

Study Design of Minipig Local Tolerance Study

Group	Treatment	Treatment/Dose		Number of Animals		Dose Route/ Frequency
		Array	Dosage (µg/dose)	Male	Female
1	Blank Control	1	0	3	3	MNA/Days 1, 7, 14
2	D-MNA-low	1	25	3	3
3	D-MNA-mid	1	50	3	3
4	D-MNA-high	1	200	3	3
5	Reference Control	NA	2 mg/kg (Doxorubicin Hydrocholoride)	3	3	IV/Days, 1, 7, 14

Note:

(1) Dosing volume for Group 5 was 1 ml/kg (doxorubicin hydrocholoride 2 mg/ml). NA = Not Applicable IV = Intravenous

Blood collections for toxicokinetic evaluation were conducted on Days 1 and 14 post dose administration (post-30 mins application for Groups 1-4) for all groups.

Excluding the group 5 control group, all array-treated groups showed doxorubicin plasma levels below the lower limit of quantitation ("LLOQ"), which for this LC-MS/MS method was 0.25 ng/ml. The study sponsor concluded that in the minipig model there was no measurable systemic exposure to doxorubicin when administered by the Sponsor's tip-loaded, dissolvable microneedle array.

Based on the mice and minipig pharmacokinetic data, we concluded that human systemic exposure to doxorubicin is unlikely through the application of the D-MNA.

Analytical Methods and Validation

A bioanalytical method was validated for the determination of doxorubicin in Yucatan minipig plasma ("K2EDTA") by liquid chromatography tandem mass spectrometry ("LC-MS/MS") at a dynamic range of 0.250 - 50.0 ng/ml. The analyte is light sensitive and exposure to direct light was minimized during extraction and analysis. Doxorubicin-13C,d3 was used as the internal standard.

A summary of the validation data for the analyte is presented in the table below.

Summary of Validation Data from LC-MS/MS Study

Analyte	Doxorubicin
Matrix	Yucatan Mini Pig Plasma (K2EDTA)
Analytical Procedure	LC-MS/MS
Assay Aliquot Volume	50 µl
Sample Preparation	Protein Precipitation
Assay Range	0.250 - 50.0 ng/ml
Regression	Linear (1/x2)
Selectivity	6 of 6 lots within acceptance	≤ 20% of mean LLOQ, ≥90% of individual lots free of interference

Injector Carryover	Not Significant	≤20% of mean LLOQ
Validation Batch Acceptance (Acceptable/Total Primary Runs)	4/4

The toxicity of doxorubicin hydrochloride has previously been evaluated and reported in standard preclinical toxicology models. More important, the toxicity profile of parenteral doxorubicin in humans at doses cytotoxic to cancers has been well established and recounted in the Investigator Brochure for D-MNA Patch (September 4, 2018).

We have not conducted any formal safety pharmacology studies. However, selected parameters that are typically collected in CNS and respiratory safety pharmacology were collected in the form of clinical observations in the below-listed toxicology studies. In addition, electrocardiograms were recorded in a pivotal toxicology study in minipigs and were evaluated by a board-certified veterinary cardiologist.

We have completed three GLP-compliant toxicology studies:

1. D-MNA toxicity, local tolerance and toxicokinetics study in Yucatan minipigs (Study No. S15055)

2. Local lymph node immunotoxicology assay ("LLNA") in CBA/J mice (Study No. BRT Study 20170724)

3. Pyrogenicity/skin irritation study in New Zealand White ("NZW") rabbits (Study No. Study No. S15054), each of which was preceded by a pilot study using the same species and strain of animal.

The D-MNA was designed to penetrate human skin and dissolve into a skin cancer. Given the inherent differences in skin types between mammalian species, the pilot studies were necessary to ensure that the GLP study would provide for a valid safety assessment.

In total, three pilot studies were performed. For the GLP minipig study (SRC Study No. S15055), a pilot study demonstrated that it was technically feasible to administer D-MNA to Yucatan minipigs (SRC Study No. S15200). For the LLNA (BRT Study No. 20170725), the site of dosing is always the mouse's ears. It was immediately obvious that a novel approach would be needed since the D-MNA measures approximately 1.5 x 1.5 cm, as large or larger than the ears themselves. The study sponsor developed a liquid test article containing all the ingredients of the D-MNA with added DMSO, an approved LLNA solvent which helps the test article to penetrate the skin of the mouse ear. The pilot study demonstrated that this test article was non-irritating, and therefore, should perform a valid assessment of D-MNA's sensitization potential (BRT Study No. 20170724).

For the GLP rabbit study (SRC Study No. S15054), the pilot study demonstrated that the rabbit was not a valid model for testing D-MNA due to the lack of underlying musculoskeletal support which allows for the technician to apply pressure to the D-MNA during administration (SRC Study No. S15198). In addition, the presence of tightly spaced hair follicles appeared to at least partially inhibit penetration of the needles on the D-MNA. Accordingly, the Sponsor determined that a subcutaneous injection of modified D-MNA gel, with extra buffer added to make the D-MNA formulation syringeable, would provide a valid assessment of pyrogenicity. This same formulation was also used to test for skin irritation on abraded skin.

The data in the table below describe the results of studies conducted by SkinJect to elucidate the effects of delivering the gel used to make the array or the array itself to the skin.

Summary of Toxicology Studies (Phase 1 Study)

Study	Start Date	Model	Dose	Frequency/ Duration	Route of Admin	Observations	Conclusions
Single Dose: Pilot study, SRC Study No. S15200	09-Aug-2017	Yucatan Minipig 1 and 3- month old; 1M/1F n = 4	50 µg (3 mo. old) and 200 µg (1 month old) D-MNA	Day 1	D-MNA	Trial 1: 30 min 1 male and 1 female 3 month old pig. Trial 2: 60 min 1 male and 1 female 1 month old pig. D-MNA was applied to 1- or 3-month old minipigs, removed after 60 or 30 min, respectively, and analyzed for concentrations of doxorubicin as well as visual inspection of D-MNAs post application. 3-month old minipigs were ultimately used due to ease of handling and blood draws.	D-MNA administration was acceptable. 3- month old minipigs chosen for technical reasons. And 60 minutes resulted in backing part of array being too soft.

Repeat-Dose: SRC Study No. S15055	05-Feb-2018	Yucatan Minipig 3-month old; 3M/3F per group n = 30	0, 25, 50 and 200 µg/dose D- MNA; 2 mg/kg IV doxorubicin (positive control group)	Days 1, 7, 14	D-MNA, IV	200 µg minipigs show red discoloration of epidermis at dosing site, which correlated with dermal inflammatory reactions seen microscopically with high frequency and severity in D-MNA treated groups.	D-MNA doses of up to 200 µg per week for three doses total were well tolerated. Tissue reactions were limited to inflammatory reactions of the dermis at the treated sites.

Study	Start Date	Model	Dose	Frequency/ Duration	Route of Admin	Observations	Conclusions
Local Tolerance: SRC Study No. S15055 (continued)						Group 5 (reference control IV doxorubicin) males and females both had numerically or significantly decreased WBC, red blood cell counts, hemoglobin, hematocrit, platelets (females only), neutrophils, lymphocytes, monocytes (females only), eosinophils and reticulocytes. Group 5 (reference control) males had significantly (p<0.05) elevated APTTD and fibrinogen on study Day16. Blood samples (plasma) analyses after array administration on dosing phase Day 1 and 14 showed that there was no detectable doxorubicin systemic exposure after topical application at doses up to 200 μg via D-MNA (lower limit of detection was 0.250 ng/mL). For the reference control animals, all animals had detectable concentrations of doxorubicin for up to 8 hours post dose administration.	D-MNA doses of up to 200 µg per week for three doses total were well tolerated. Tissue reactions were limited to inflammatory reactions of the dermis at the treated sites.
Immunotoxi-cology (LLNA Pilot): BRT Study 20170724	21-Feb-2018	CBA/J Mice 8- weeks old; 2F per group N =8	25, 50, 100, 200 µg/ear modified D- MNA gel + DMSO	Days 1-3	Topical gel (both ears)	Modified D-MNA gel + DMSO was applied for three days and ear thickness and irritation were determined.	None had ≥ 25% increase of ear thickness or skin irritation.
Doxorubicin-Containing Microneedle Array (D-MNA) Constituents (Doxorubicin and Carboxymethyl Cellulose): Local Lymph Node Assay(LLNA) in Mice BRT Study 20170725	28-Feb-2018	CBA/J Mice 8-weeks old; 5-8F per group N = 45	25, 50, 100, 200 µg/ear modified D- MNA gel + DMSO	Days 1-3	Topical gel (both ears)	GLP. Standard test for sensitization potential of doxorubicin using modified D-MNA gel + DMSO. There were no clinical signs and no noteworthy body weight changes. Change in ear thickness was <25%. It was not possible to calculate an EC3 value.	Modified D-MNA gel + DMSO was not considered a sensitizer.

Study	Start Date	Model	Dose	Frequency/ Duration	Route of Admin	Observations	Conclusions
Other (Pilot Pyrogenicity & Skin Irritation): SRC Study No. S15198	09-Aug-2017	New Zealand White rabbit 5-7 months old, 2M per group	0, 50 µg D-MNA (Trial #1) 200 µg D-MNA (Trial #2)	Day 1	D-MNA	D-MNA was applied to shaved, depilated rabbits, removed after 30 minutes (Trial #1) or 60 min (Trial #2), and analyzed for concentrations of doxorubicin and well as visual inspection of D-MNAs post application.	The size and fragility of the rabbits resulted in inconsistent delivery profiles from the D-MNA and the Sponsor deemed the D-MNA unsuitable for use in the rabbit model.
Other (Pyrogenicity & Skin Irritation): SRC Study No. S15054	21-Dec-2017	New Zealand White rabbit 6-7 months old, 3M per group n = 15	50, 100, 200 µg/dose modified D-MNA gel + buffer, vehicle, LPS positive control (pyrogenicity), SLS positive control (dermal irritation)	Days 1 and 8	Day 1: SC injection of gel for pyro.; Day 8: gel for irritation	GLP. Day 1 - core body temperatures were measured at baseline and at post modified D-MNA gel administration at 30 min intervals until 4 hours, and then at 8 and 24 hours. Day 8 - Modified Draize scoring at baseline and at 1, 4, 24 and 48 hour post modified D-MNA gel administration. For the reference control (Group 5), animal body temperatures were above normal (104.8-107.7F/40.4-42.1C) for all animals during the first 4 hours after intravenously administered.	No noteworthy changes in body temperature or skin irritation for test article. Severe skin irritation was observed on all the test sites (SLS) in group 5.

Murine Local Lymph Node Assay

The purpose of this study (BRT Study No. 20170725) was to evaluate the sensitization potential of doxorubicin, the active component of D-MNA, when applied at 4 concentrations (25, 50, 100, 200 µg) to both mouse ears, once daily for 3 consecutive days, in the LLNA.

There were no clinical observations or signs of erythema in the vehicle group or in test article-treated animals. No meaningful body weight loss was observed in any of the control or treatment groups.

Treatment-group mean ear thickness values did not increase by 25% or more at any tested concentration of the test or control articles. Thus, primary irritation would not be expected to have affected the LLNA stimulation indices.

It was not possible to calculate a threshold positive response (EC3 potency) in the current study since all test article stimulation index values were below 3, thus, the test article containing D-MNA constituents (doxorubicin in DMSO, CMC and excipients) was not considered a sensitizer under the conditions of this study.

Irritation and Pyrogenicity Study in the New Zealand Rabbit

Experience in a pilot trial (SRC Study No. S15198) using this rabbit species with the dissolvable, tip-loaded microneedle array of doxorubicin indicated that the microneedle array was not suitable for the NZW rabbits.

Consequently, SkinJect decided to test the pre-molding array formulation, i.e., the gel consisting of doxorubicin, carboxy methylcellulose, trehalose, citric acid, dibasic sodium phosphate, and deionized water, on the New Zealand rabbit in this GLP study (SRC Study No. S15054). This approach provided a method for testing all gel components for their pyrogenic and irritation potential. The objective of this study was to evaluate the test article (doxorubicin and excipients) for pyrogenicity following subcutaneous (SQ) injection, and for local skin irritation potential after topical dose administration of various dose concentrations on NZW rabbits.

A total of 15 male NZW rabbits were randomized into one of five treatment groups, including a vehicle control (Group 1), three dose levels of test article (Groups 2-4), and a reference control (Group 5). This study was conducted in two phases as follows:

Pyrogenicity Phase: Pyrogenicity of the test article was evaluated at dose levels of 50, 100 and 200 μg (0.3 ml/animal). On dosing phase Day 1, the vehicle or test article formulations were administered via SQ injection to the scapular area of each animal (Groups 1-4). Group 5 animals were intravenously administered lipopolysaccharide (LPS, 0.01μg/ml) at 0.04 ml/kg and 4 ml/kg within ~4 hours. Body temperatures were recorded at baseline, and at ~30-minute intervals for the first 4 hours post-dose, and at 8 and 24 hours post-dose administration.

All animals had a normal body temperature (99.2-103.4 ºF/37.3-39.7 ºC) at baseline. After dose administration, all vehicle control and test animals body temperature appeared normal (ranged from 99.1 ºF/37.3 ºC to 103.9 ºF/39.9 ºC) within the observation period up to 24 hours, except for two measurements at 8 hour respectively for one vehicle animal (104.1°F /40.1°C) and one high dose animal (104.9°F /40.5°C). These two measurements were slightly above the normal range and considered an incidental finding. For the reference control (Group 5), animal body temperatures were above normal (104.8-107.7°F/40.4-42.1°C) for all animals during the first 4 hours after intravenously administered lipopolysaccharide (LPS, 0.01μg/ml) at 0.04 μg/kg.

Dermal Irritation Phase: Groups 1-4, all animals were dosed topically via 2 filter paper patches (2.5 cm x 2.5 cm) on naïve dorsal skin sites with a saline control patch (saturated with ~0.2 ml saline) and a 0.3 ml of vehicle (Group 1) or test formulation (Groups 2-4, 50, 100 or 200 μg/site) instilled patch. Prior to dosing, skin of all dose sites was abraded using adhesive tape. The patches were removed after 30 minutes. For the reference control (Group 5) animals, 2 saline control and 2 reference control patches (~0.2 ml/patch) were applied to the dose sites for 4 hours. Dose site skin was assessed at approximately 1, 4, 24 and 48 hours following patch removal for all groups.

All animals in groups 1 - 4 exhibited minimal-to-no dose-related erythema or edema. If erythema and edema were present, they were generally mild, with only a few observations of well-defined erythema. Severe skin irritation was observed on all the test sites (SLS) in group 5. These results demonstrate that the test article did not cause any pyrogenicity after subcutaneous injection or topical application at doses up to 200 μg/site.

14-Day Toxicity Study in the Yucatan Minipig

The objective of this study (SRC Study No. S15055) was to evaluate the local tissue tolerability, potential toxicity, skin irritation and systemic exposure after various dose levels delivered by D-MNA following three (3) topical dose administrations within two weeks on young Yucatan minipigs. The minipig data needs to be considered in the context of an unexpectedly high degree of dose variability. The variability in the minipig study was most likely the result of inconsistent delivery of doxorubicin from the microneedle array, possibly due to animal movement as the arrays were being applied.

Following an acclimation period, a total of 30 minipigs (15 males and 15 females) were randomized into one of five treatment groups. Groups of 3 males and 3 females were treated with a blank control array (Group 1), and three dose levels of D-MNA at 25, 50 and 200 µg/dose of doxorubicin (Groups 2 - 4), respectively. An IV DXR group, consisting of 3 males and 3 females, served as a reference control (Group 5). Dosing occurred on Days 1, 7 and 14 with either control array or test article (Groups 1-4), and Group 5 was dosed intravenously on these same study days. Each topical treatment lasted 30 minutes. Each animal receiving topical treatment (Groups 1 - 4) was observed for clinical signs and dose site reactions. Blood collections for toxicokinetic evaluation were conducted on Days 1 and 14 post dose administration (post-30 mins application for Groups 1-4) for all groups. Clinical pathology was conducted on all animals on Day 3 to look for acute effects, and again on Day 16 prior to necropsy. The animals were euthanized on Day 16 with designated tissues collection for histopathology. Study Day 1 corresponded to the first day of dose administration.

The histopathology findings showed that the D-MNA-treated animals exhibited no systemic effects and no organ toxicity. These findings are consistent with systemic exposure to doxorubicin being below the lower limit of quantitation.

Application of the D-MNAs to the minipig's skin produced several findings all related to cutaneous reactions. Test article-related macroscopic findings were present in the dose site (skin). Red discoloration of the epidermis of the dose site was identified in four animals, limited to Groups 3 and 4 (D-MNA mid and high dose, respectively). In two of the Group 4 female animals, the red discoloration correlated microscopically with serocellular crust, and additionally with dermis congestion in one of those animals. The other two animals (males) did not have a microscopic correlation. Abnormal surface (scabbing) of the epidermis of the dose site was observed in a Group 4 male animal and correlated microscopically with serocellular crust.

Hemorrhage of the right axillary region was observed in a single animal in Group 5 (intravenous Doxorubicin) and correlated microscopically to hemorrhage. It was believed to be related to blood collection or injection procedures.

Other macroscopic findings represented incidental background findings typical for this species, or else did not have a correlate.

Local cutaneous reactions were expected with application of the D-MNA to the minipig and similar reactions are likely to occur in human subjects receiving D-MNAs.

Clinical Development of D-MNA:

SkinJect Experience

Protocol SKNJCT-001 (Phase 1 Study)

Study Design: This study was designed as an open-label dose escalation trial of D-MNA in participants with BCC (subtype: superficial or nodular). The study followed a traditional 3+3 dose escalation design with 4 dose groups plus placebo to define a maximum tolerated dose ("MTD") by evaluating DLTs. Treatments consisted of one application administered weekly, three times over a two-week period. The goal of the dose escalation was to determine the MTD and assess lesion responses in the different dose groups to inform a decision on the doses to be tested in a subsequent Phase 2 study.

The study was composed of a screening visit, three treatment visits at one-week intervals over a two-week period, an end of treatment visit, and three follow-up visits. The total duration for study recruitment was completed in approximately five to seven months. Individual participant participation was approximately up to 11 weeks (four weeks screening + seven weeks from the first treatment to the final follow up visit).

Escalation followed a traditional 3+3 design. Specifically, in each dose group n=3 participants were treated. If no DLTs were observed, the study was escalated to the next dose level. If DLTs had been observed in 2 or more participants, then the MTD would have been exceeded. If one DLT had been observed, an additional three participants would have been added at the same dose level. If no DLTs had been observed in the additional three participants, the study would have escalated to the next dose level. If DLTs had been observed in one or more of the three additional participants, the MTD would have been exceeded. The first two dose groups, Placebo and 25 µg, screened and enrolled subjects concurrently in the study.

SkinJect hypothesized that treatment with D-MNA would result in tumor destruction and the induction of potent, immunogenic anti-tumor responses. Because MNAs enable this agent to be delivered at very low doses to a confined tumor microenvironment, the study sponsor expected only minimal, if any, systemic drug toxicity; thus, facilitating optimal local dose levels and durable clinical responses.

The study design also included a placebo group (placebo-MNA). Inclusion of placebo-MNA allowed the evaluation of two questions:

• Tolerability: to assess if there was a cutaneous response to microneedle penetration that was independent of microneedle delivery of doxorubicin to the target tissue.

• Efficacy: to assess if a placebo-containing array could stimulate a non-specific immune response in reaction to microneedle penetration of the skin, and compare to the response with the active compound doxorubicin delivered by the D-MNA.

In addition, the clinical design also assessed the pre-established secondary efficacy endpoint described below.

• Secondary Endpoint: Lesion response as assessed by a central reader after the 3-week course of treatment to be categorized as either absence or presence of a complete response defined as no evidence of residual BCC in the resected specimen on histological examination.

Subject populations included adult males and females, 18+ years in general good health as assessed by the study's principal investigator. BCC (subtype: superficial or nodular) had to confirmed histologically by diagnostic shave biopsy at the screening visit. If previously confirmed, participants could only have diagnosed BCC via shave biopsy within 6 months of first study treatment. The disease had to be primary BCC (i.e., no previous treatment), and the lesion size was required to = 64 mm2 or 8 x 8 mm and = 169 mm2 or 13 x 13 mm, i.e., the entire lesion must be covered by 13 x 13 mm area of the array containing the microneedles. Laboratory values had to be within normal ranges.

Subjects were excluded from participation in this study if they had evidence of clinically significant, unstable medical conditions as assessed by the principal investigator; if they had an excisional biopsy performed on the lesion to be treated in this study; if they had recent therapy(ies) to the BCC treatment area; if they had recurrent BCC (previously treated) at the site presented for treatment; and if they previously demonstrated sensitivity to doxorubicin or carboxymethyl cellulose. Other reasons for exclusion included current active malignancies, metastatic disease, in other regions; pregnancy; and any other reason that the investigator deemed as prejudicial to the outcome of the study.

The investigational product is chemotherapeutic agent, doxorubicin (25 µg, 50 µg, 100 µg, or 200 µg) delivered to the basal layer of skin by a novel delivery system, a MNA. The delivery system is a square array 15 x 15 mm in dimension edge to edge. The dissolvable array of 400 microneedles is in a 13 x 13 mm area. The microneedles are 750 microns in length. Each MNA patch delivers 9.6 µL of drug product into the peri-epidermal space.

Conclusions: The Phase 1 study was designed as an open-label dose escalation trial of D-MNA in participants with BCC (subtype: superficial or nodular). The study followed a traditional 3+3 dose escalation design with 4 dose groups plus placebo to define a MTD by evaluating DLTs. Treatments consisted of one application administered weekly, three times over a two-week period. The goal of the dose escalation was to determine the MTD and assess lesion responses in the different dose groups to inform a decision on the doses to be tested in a subsequent Phase 2 study. Of the 13 subjects enrolled, all 13 subjects completed the study and were included in all analysis populations; no subjects discontinued the study prematurely. Most subjects (8 of 13) were male, all subjects were White, and all but one subject were Non-Hispanic/Latino. Age range across the 13 subjects was 31 to 94 years.

The primary study endpoint was the assessment of DLT through Visit 4 (21 days) as defined using the LSR grading scale. No subjects reached DLT at any treatment assessment.

At screening, both the site and central reader were in agreement for 7 of 13 subjects (5 were considered nodular and 2 superficial at screening); however, for 6 subjects, the site and central reader assessments differed. For one subject (01-014), the Central Reader found no BCC present in the screening biopsy. Consultants reviewing the study results stated that multiple reasons could possibly be attributable, including human error misreading at the site, confusion of BCC with certain benign follicular tumors, and the presence of BCCs with both nodular and superficial components.

At the end of study, three subjects (01-001, Placebo; 01-008, D-MNA 25 µg and 01-011, D-MNA 50 µg) had differing results when Local/Site evaluation were compared to the Central Reader evaluation. In all three subjects, the Local/Site evaluation noted the presence of residual BCC compared to the Central Reader results which noted no residual BCC for all three subjects. It should be noted that the central reader was blinded to study treatment. In addition, another contributing factor to the noted differences may have been related to different slices of the tumor being evaluated by each of the readers; the local/site reader had the tissue sample obtained at the time of the excision, whereas the Central Reader tissue samples were sliced from the same block for each subject and stained several months later; the slides used in the Local/Site evaluation were not available for reading by the Central Reader.

For the secondary endpoint of BCC clinical response, evaluations were performed both at the local/site level as well as independently by a central reader. For the local/site assessment, complete lesion response was observed in one subject each for Placebo, D-MNA 25 µg, D-MNA 100 µg, and D-MNA 200 µg. For D-MNA 50 µg, no subjects were observed to have CR. For the central reader assessment, histopathologic assessment showed six subjects (one Placebo, two D-MNA 25 µg, one D-MNA 50 µg, one D-MNA 100 µg, and one D-MNA 200 µg) with no residual BCC. A "complete response" was considered the absence of BCC in the final excision at 4 weeks. For the Placebo subject (001-003) although it was assessed as a clinical responder according to the local site assessment, the local PI noted a new squamous cell carcinoma in situ (but no residual basal cell carcinoma) that was also confirmed as squamous cell carcinoma by the Central Reader assessment of the end of study excision. Consultants stated that it could be difficult to tell by skin examination alone if there was residual BCC, and that a minority of subjects do not have any residual BCC after having had a biopsy (possibly due in part to local post-procedural inflammatory response).

For the exploratory endpoint of quantification of doxorubicin released by the MNAs, doxorubicin delivery was confirmed, but across all dose groups it was observed that there was inconsistent doxorubicin deposition by the MNAs.

For the secondary endpoint of local tolerance of the MNA, at post-MNA application, assessments indicated that subjects had mild to moderate erythema restricted to the treatment area, at each visit with each dose level, including placebo. Flaking/scaling was minimal and isolated to the lesions. Crusting was generally absent or isolated. Swelling, vesiculation/pustulation, and erosion/ulceration were absent. Based on the proposed mechanism of action, some erythema evidencing an inflammatory reaction at the site of D-MNA application was to be expected.

For the secondary endpoint of pain assessment, for most subjects, no pain was noted. Some subjects experienced mild or moderate pain, generally at Visit 2 or Visit 3. At the Visit 4 End of Treatment assessment, no pain was noted for any subject.

Only two subjects reported a total of three adverse events ("AEs") in this study. All three AEs were considered mild in severity, and only one was considered probably related to study treatment mild application site pain that resolved the same day; this AE was associated with a low pain assessment scale score (1) at Visit 3. No deaths, serious adverse events, or AEs leading to treatment discontinuation were reported. No clinically significant abnormal findings were observed with regard to laboratory parameters, vital signs, ECGs, and physical examinations.

The SKNJCT-001 study was designed to assess the safety of the D-MNA patch in patients with BCC. There were no serious adverse events nor any demonstrated alterations in any clinical measurements during the trial. The conclusion of the study was that D-MNA patch was well tolerated with no evidence of dose limiting toxicity.

The SKNJCT-001 study also had a pre-established secondary efficacy endpoint as described above.  Six of the 13 patients were categorized as complete response by the central reader.

As a result, the clinical study report concluded that SKNJCT-001 study met both its primary and secondary endpoints.

Protocol SKNJCT-002 (Suspended Phase 1/Phase 2 Study)

This study was written by SkinJect, Inc. prior to its acquisition by the Company and submitted as part of the IND. The FDA approved this protocol in 2021. It was designed as a two-part study. The first part involved the enrollment of 15 healthy volunteers and was designed to study the penetration of placebo-containing DMA patches at five different anatomic locations. After the first seven health volunteers were enrolled, due to the variability of array application observed by the investigator, SkinJect made the decision to pause the trial. The study was never resumed, and it was ultimately closed without further enrollment. There were no adverse events reported in the enrolled subjects.

Protocol SKNJCT-003 (Phase 2 Study)

Study Design: The clinical study, SKNJCT-003, is designed to be a randomized, double-blinded, placebo-controlled (P-MNA), multi-center study enrolling up to 60 subjects presenting with nodular type BCC of the skin. The study will evaluate the efficacy of two dose levels of D-MNA compared to placebo in patients with nodular BCC. The participants will be randomized 1:1:1 to one of three groups: a placebo-controlled group receiving P-MNA, a low-dose group receiving 100μg of D-MNA, and a high-dose group receiving 200μg of D-MNA. The clinical design was submitted to the FDA in January 2024 to seek comments to revise and amend the IND and finalize the protocol. The FDA responded in March 2024 and requested additional clinical information. A final protocol was submitted to the FDA in July 2024, which included the information requested by the FDA, along with updated chemistry, manufacturing and controls (CMC), stability and sterility data. On July 31, 2024, the FDA responded to the latest submission and requested certain additional information and clarification. The Company has responded to the FDA on August 2, 2024. Beginning August 13, 2024, the Company commenced activating its clinical trial sites and participant recruitment is now underway. On December 2, 2024, the Company announced that the phase 2 clinical study (SKNJCT-003) was underway in nine clinical sites in the United States and that it had already randomized more than 25% of the 60 patients expected to be enrolled in the study. On February 14, 2025, the Company announced that it has randomized more than 50% of the 60 patients expected to be enrolled in the study. On March 6, 2025, the Company announced a positively trending interim analysis for its SKNJCT-003 Phase 2 clinical study. The interim analysis shows the clinical study SKNJCT-003 is trending positively with a proportion of subjects with complete clinical clearance of more than 60%. The analysis also shows the investigational product, D-MNA was well tolerated for both dose levels, a low-dose group receiving 100ug of D-MNA and a high-dose group receiving 200ug of D-MNA in all participants so far enrolled in the study, with no dose limiting toxicities (DLTs), or serious adverse events (SAEs). In addition, there were no systemic effects or clinically significant abnormal findings in laboratory parameters, vital signs, ECGs, and physical examination. The findings of the interim analysis are preliminary and may or may not correlate with the findings of the study once completed. The Company plans to submit its findings to the FDA in the second quarter of 2025 as a part of a package seeking a meeting with the FDA to advance clinical development.

Patents and Proprietary Information

License Agreement with the University of Pittsburgh

SkinJect entered into an exclusive license agreement with the University of Pittsburgh on April 26, 2016 (as amended, the "License Agreement"). The License Agreement was amended on February 26, 2020 and on April 23, 2024.

The License Agreement covers products designed to deliver drugs and bioactive agents, such as, but not limited to doxorubicin, for the treatment of cancers and pre-cancerous lesions, but specifically excluding the treatment of in-transit melanoma. Such treatments may include, but are not limited to, the use of agents that stimulate an immune response, which is different from vaccines, where an immune response is provoked by presentation of an antigen (the "Field").

The term of the License Agreement runs until the expiration of the last claim of the Patent Rights listed in the License Agreement, which is projected to be November 6, 2035 and could be extended, unless terminated earlier (the "Term"). The University of Pittsburgh has the right to terminate the License Agreement if breaches are not cured within 30 days of our receipt of written notice thereof from the University of Pittsburgh or in certain insolvency-related situations or if we cease to carry out its business.

The License Agreement covers any product or part thereof or service which is (a) covered in whole or in part by an issued, unexpired or pending claim contained in the Patent Rights in the country in which any such product or part thereof is made, used or sold or in which any such service is used or sold; (b) manufactured by using a process or is employed to practice a process which is covered in whole or in part by an issued, unexpired claim or a pending claim contained in the Patent Rights in the country in which any such process that is included in Licensed Technology is used or in which such product or part thereof or service is used or sold; or (c) manufactured by or otherwise makes use of Know How (as defined below) (the "Licensed Technology").

The License Agreement also covers Know How that includes: (a) the University of Pittsburgh's IND Application 122488 for Microneedle Array (carboxymethylcellulose matrix) containing the active drug, doxorubicin for the treatment of cutaneous T-cell lymphoma, (b) experimental protocols, data, and any supporting materials relating to B16 Melanoma murine experiments comparing tumor growth over time for Microneedle Array -delivered chemo-immunotherapy for B16 melanoma, including control mice that did not receive any treatment and mice that were treated with doxorubicin incorporated into Microneedle Arrays, and (c) Response from the University of Pittsburgh for SkinJect's Know How Request provided April 29, 2016 and accompanying Batch Analysis documentation (the "Know How").

We have been granted an exclusive, worldwide license to make, have made, use and sell the Licensed Technology in the Field and to practice under the patent rights listed in the table below for the Term of the License. We have also been granted a non-exclusive worldwide license to practice under the Know How in the Field for the Term of the License.

The University of Pittsburgh has also granted to us an option to enter into a non-exclusive license in the Field to Future Intellectual Property Rights upon such terms and conditions as the parties may agree and which contain similar standard terms and conditions as contained hereunder to the extent not prohibited by law, regulation, or third-party obligations within sixty (60) days after University informs us that the clinical trial under the University of Pittsburgh's IND 122488 is closed and the final report for such clinical trial is completed ("Option Exercise"). Upon University's timely receipt of such written notice from us, the parties shall negotiate in good faith, which negotiations shall commence no later than sixty (60) days following Option Exercise and shall endeavor to enter into a definitive royalty-bearing license agreement as soon thereafter as reasonably possible. In furtherance of the foregoing, University has agreed to disclose from time to time at University's sole discretion to SkinJect Future Intellectual Property Rights until expiration of the option. Future Intellectual Property Rights are defined as specific Know How encompassed within the University of Pittsburgh's IND 122488 and/or deriving from studies conducted under such IND which the University of Pittsburgh owns or controls before or after the April 26, 2016.

The University of Pittsburgh and Carnegie Mellon University have retained a royalty-free, nonexclusive right to practice under the Patent Rights and to use the Licensed Technology for Non-Commercial Education and Research Purposes. Non-Commercial Education and Research Purposes are defined as the use of Patent Rights (including distribution of biological materials covered by the Patent Rights) in the Field for academic research or other not-for-profit scholarly purposes which are undertaken at a nonprofit or governmental institution that does not use the Patent Rights in the production or manufacture of products for sale or the performance of services for a fee. The license granted is subject to the rights of the U.S. government, if any, as set forth in 35 U.S.C. §200, et seq. The U.S. government may have acquired a nonexclusive, nontransferable, paid-up license to practice or have practiced for or on behalf of the United States the inventions described in the Patent Rights throughout the world. Pursuant to 35 U.S.C. §200, et seq. Licensed Technology produced for sale in the United States shall be substantially manufactured in the United States (unless a waiver under 35 U.S.C. §204 is granted by the appropriate U.S. government agencies).

We have the right to enter into sublicensing arrangements for the rights, privileges and licenses granted hereunder upon prior written approval of each sublicensee by the University of Pittsburgh, except that sublicensee shall not have rights to sublicense. Such sublicense agreements shall include a royalty rate upon sublicense Net Sales in an amount at least equal to the rate set forth in Article 5.1(c). Rights of any sublicensee shall terminate upon termination of this Agreement.

We are obligated to pay annual maintenance fees, which are non-refundable, non-creditable, and not to be prorated against any other payment or royalties due, in the amount of $5,000 until the first Net Sales occurs. we are further obligated to pay 15.0% of any execution fees, maintenance fees, milestone fees and all other non-royalty payments received by us from any of our sublicensees a share of Non-Royalty Sublicense Income.

Royalties are payable in an amount equal to 3.0% of Net Sales payable each calendar quarter with a minimum annual royalty of $50,000 per calendar year, but only to the extent such minimum royalty is greater than the aggregate annual royalty.

The License Agreement contains six milestones listed below:

1. Establish validated analytical methods related to licensed technology.

2. Submit IND application to FDA relating to licensed technology.

3. Raise $2.5 million of capital from investors or strategic partners (or combination thereof) in support of development or commercializing the licensed technology.

4. Submit a completed report to FDA of a Phase 2 trial of licensed technology or foreign equivalent.

5. Submit an NDA or foreign equivalent for a covered product under Licensed Technology.

6. First commercial sale of Licensed Technology within five years of submission of a NDA or foreign equivalent for a product covered under Licensed Technology.

The first four milestones have been achieved and noted as completed by the University of Pittsburgh on January 6, 2022.

Payments made to the University of Pittsburgh in connection with the License Agreement, including patent legal expense reimbursement, have amounted to $681,473 since April 2016. We expect the patent legal expense reimbursement to continue at an average of approximately $7,000 per month. Should sales commence in the future, royalties are payable to the University of Pittsburgh as described above.

Our failure to perform or to fulfill on a timely basis any one of the milestones set forth above shall be grounds for university to terminate this Agreement and upon termination all rights and interest to the Licensed Technology, Patent Rights, Know How, and Future Intellectual Property shall revert to university. Notwithstanding the foregoing, for a single time, if one of the milestones defined above has not been achieved within the required timeframe, through no fault of ours, and following best efforts of ours to meet the milestone, we shall be deemed to have fulfilled the milestone requirement if we make a payment of $50,000. In such case, in addition to the payment required, we shall negotiate with the University of Pittsburgh in good faith a new date for attainment of such missed milestone. If we fail to meet the revised milestone date, the University of Pittsburgh may terminate the License Agreement and upon termination all rights and interest to the Licensed Technology shall revert to the University of Pittsburgh.

Except as described above, there are no future milestone payments to be paid pursuant to the License Agreement.

We are in compliance with the License Agreement (after giving effect to such waivers and amendments as have been granted or entered into). The time taken to reach future milestones is dependent on several factors, not all of which are controlled by us. Although there can be no assurance that it will do so, we expect the University of Pittsburgh will grant any necessary future extensions to milestone requirements commensurate with our progress with its clinical development plan.

We have licensed three patent families from the University of Pittsburgh that include several granted U.S. patents and pending U.S. patent applications, as well as granted patents and pending patent applications in foreign jurisdictions, relating to microneedle arrays for delivering various drugs and bioactive agents to the skin, their use, and manufacture. The first patent family entitled "dissolvable microneedle arrays for transdermal delivery to human skin" includes 2 issued U.S. patents expiring in 2030 and 2031 claiming dissolvable microneedle arrays including a variety of bioactive components. This family also includes a pending U.S application. The second patent family entitled "Tip loaded microneedle arrays for transdermal insertion" includes 1 issued U.S. patent expiring in 2033 claiming dissolvable microneedle arrays including one or more bioactive components. This family also includes issued patents in Australia, Canada, Japan and Mexico, and pending applications in the U.S., Australia, Europe, Hong Kong, India, Japan, and Mexico. The third patent family entitled "Microneedle arrays for cancer therapy applications" includes a pending U.S. patent application as well as pending patent applications in Australia, Canada, Europe, Israel, Japan, and Korea relating to the use of microneedle arrays comprising one or more bioactive agents for the treatment of various cancers, which if issued, would have a natural expiration in 2035. The table below summarizes the patents covered by the License Agreement, each of which is a utility patent.

Country Name	Title	Application No.	Priority Date	Filed Date	Patent No.	Issue Date	Projected Expiration Date	Status	Assignee(s)
United States	Dissolvable microneedle arrays for transdermal delivery to human skin	12/910,516	10/23/2009	10/22/2010	8,834,423	9/16/2014	6/14/2031	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
United States	Dissolvable microneedle arrays for transdermal delivery to human skin	16/861,112	10/23/2009	4/28/2020	11,744,927	9/5/2023	10/22/2030	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
United States	Dissolvable microneedle arrays for transdermal delivery to human skin	18/454,628	10/23/2009	8/23/2023			10/22/2030	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
United States	Tip-loaded microneedle arrays for transdermal insertion	14/398,375	5/1/2012	10/31/2014	9,944,019	4/17/2018	7/5/2033	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Canada	Tip-loaded microneedle arrays for transdermal insertion	2871770	5/1/2012	5/1/2013	2871770	7/7/2020	5/1/2033	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Mexico	Tip-loaded microneedle arrays for transdermal insertion	MX/a/2014/013234	5/1/2012	5/1/2013	370579	12/17/2019	5/1/2033	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Australia	Tip-loaded microneedle arrays for transdermal insertion	2013256348	5/1/2012	5/1/2013	2013256348	9/28/2017	5/1/2033	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
India	Tip-loaded microneedle arrays for transdermal insertion	10161/DELNP/2014	5/1/2012	5/1/2013			5/1/2033	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Europe	Tip-loaded microneedle arrays for transdermal insertion	22192026.7	5/1/2012	5/1/2013			5/1/2033	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Japan	Tip-loaded microneedle arrays for transdermal insertion	2017-078229	5/1/2012	5/1/2013	6712963	6/4/2020	5/1/2033	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Canada	Tip-loaded microneedle arrays for transdermal insertion	3077452	5/1/2012	5/1/2013	3077452	8/9/2022	5/1/2033	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University

Country Name	Title	Application No.	Priority Date	Filed Date	Patent No.	Issue Date	Projected Expiration Date	Status	Assignee(s)
Mexico	Tip-loaded microneedle arrays for transdermal insertion	MX/a/2018/009573	5/1/2012	5/1/2013			11/6/2035	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Australia	Tip-loaded microneedle arrays for transdermal insertion	2017225155	5/1/2012	5/1/2013	2017225155	9/19/2019	5/1/2033	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
China	Tip-loaded microneedle arrays for transdermal insertion	202110125343.0	5/1/2012	5/1/2013			5/1/2033	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
United States	Tip-loaded microneedle arrays for transdermal insertion	18/119,197	5/1/2012	3/8/2023			5/1/2033	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Brazil	Tip-loaded microneedle arrays for transdermal insertion	112014027242-5	5/1/2012	5/1/2013			5/1/2033	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Australia	Tip-loaded microneedle arrays for transdermal insertion	2021201365	5/1/2012	5/1/2013	2021201365	1/12/2023	5/1/2033	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Japan	Tip-loaded microneedle arrays for transdermal insertion	2021-148376	5/1/2012	5/1/2013			5/1/2033	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Australia	Tip-loaded microneedle arrays for transdermal insertion	2022291555	5/1/2012	5/1/2013			11/6/2035	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Hong Kong	Tip-loaded microneedle arrays for transdermal insertion	42021044396.6	5/1/2012	5/1/2013			5/1/2033	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Japan	Tip-loaded microneedle arrays for transdermal insertion	2023-175104	5/1/2012	5/1/2013			5/1/2033	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Europe	Microneedle arrays for cancer therapy applications	15857785.8	11/6/2014	11/6/2015			11/6/2035	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University

Country Name	Title	Application No.	Priority Date	Filed Date	Patent No.	Issue Date	Projected Expiration Date	Status	Assignee(s)
Canada	Microneedle arrays for cancer therapy applications	2967017	11/6/2014	11/6/2015	2967017	3/24/2020	11/6/2035	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Israel	Microneedle arrays for cancer therapy applications	252096	11/6/2014	11/6/2015	252096	10/2/2022	11/6/2035	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
United States	Microneedle arrays for cancer therapy applications	17/576,141	11/6/2014	1/14/2022			11/6/2035	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Israel	Microneedle arrays for cancer therapy applications	293291	11/6/2014	11/6/2015	293291	2/1/2024	11/6/2035	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Australia	Microneedle arrays for cancer therapy applications	2024256083	11/6/2014	11/6/2015			11/6/2035	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Korea	Microneedle arrays for cancer therapy applications	10-2022-7039076	11/6/2014	11/6/2015			11/6/2035	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/Carnegie Mellon University
Japan	Microneedle arrays for cancer therapy applications	2024189676	11/6/2014	11/6/2015			11/6/2035	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University
Singapore	Microneedle arrays for cancer therapy applications	1002004900T	11/6/2014	11/6/2015			11/6/2035	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Recent Developments

TSXV Delisting

On February 11, 2025, the Company announced that the Company's board of directors has approved the voluntary delisting of its common shares from the TSXV. Effective at the close of business on February 21, 2025, the Company's common shares were delisted from the TSXV. The Company's common shares will continue to be listed and trade on the Nasdaq under the symbol "MDCX".

Standby Equity Purchase Agreement

On February 10, 2025, the Company also announced that it had entered into a Standby Equity Purchase Agreement (the "SEPA") with YA II PN, Ltd. ("Yorkville").  Pursuant to the SEPA and subject to the satisfaction of certain conditions, Yorkville has committed to purchase the Company's common shares, no par value, in increments (each purchase, an "Advance") up to an aggregate gross sales price of up to $15,000,000 during the 36 months following the date of the SEPA (such shares, the "Shares"). The Shares will be sold at the Company's option pursuant to the SEPA at 97% of the Market Price (as defined pursuant to the SEPA) and purchases are subject to certain limitations set forth in the SEPA. The Company reserves the right to set a minimum acceptable price in connection with any Advance. The Company expects to use the net proceeds from any Advance, if any, to fund its Phase 2 proof of concept clinical trial for treatment of basal cell carcinoma using its doxorubicin tip loaded dissolvable microarray needle skinpatch. The Company may also use the net proceeds of the SEPA to expand its exploratory phase 2 clinical trial to a pivotal trial and/or to expand its trials to cover other non-melanoma skin diseases. The Company expects to use any remaining net proceeds for general corporate purposes and working capital.

Yorkville's obligation to purchase Shares pursuant to the SEPA is subject to a number of conditions, including that the Company file a registration statement (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") registering the resale of the Commitment Shares (as defined below) and the Shares. The Company is required to have a Registration Statement declared effective by the SEC before it can sell any Shares to Yorkville pursuant to the SEPA.

The total number of Shares issuable under the terms of the SEPA is limited to a number equivalent to 19.99% of the outstanding Shares as of the date of the SEPA unless certain pricing conditions are met, which could have the effect of limiting the total proceeds made available to the Company under the SEPA. The issuance of Shares under the SEPA is subject to further limitations, including that the Shares beneficially owned by Yorkville and its affiliates at any one time will not exceed 4.99% of the then-outstanding Shares.

As consideration for Yorkville's commitment to purchase the Shares pursuant the SEPA, the Company paid Yorkville a structuring fee in the amount of $25,000 and issued to Yorkville 105,840 common shares (the "Commitment Shares").

Interim Analysis for SKNJCT-003 Phase 2 Clinical Study

On March 6, 2025, the Company announced a positively trending interim analysis for its SKNJCT-003 Phase 2 clinical study. The interim analysis shows the clinical study SKNJCT-003 is trending positively with a proportion of subjects with complete clinical clearance of more than 60%. The analysis also shows the investigational product, D-MNA was well tolerated for both dose levels, a low-dose group receiving 100ug of D-MNA and a high-dose group receiving 200ug of D-MNA in all participants so far enrolled in the study, with no dose limiting toxicities (DLTs), or serious adverse events (SAEs). In addition, there were no systemic effects or clinically significant abnormal findings in laboratory parameters, vital signs, ECGs, and physical examination. The findings of the interim analysis are preliminary and may or may not correlate with the findings of the study once completed.

Regulation A Offering

On March 10, 2025, the Company completed an offering of 1,490,000 units, each unit consisting of one common share and one warrant to purchase one common share pursuant to Tier II of Regulation A under the Securities Act. The warrants have an exercise price of $2.80 and expire on March 10, 2030 (the "2030 Warrants"). The aggregate gross proceeds to the Company from the Offering were $4,172,000, before deducting placement agent fees and other offering expenses. The Company expects to use the net proceeds from the Offering to fund its Phase 2 proof of concept clinical trial for treatment of basal cell carcinoma using its doxorubicin tip loaded dissolvable microarray needle skinpatch. The Company may also use the net proceeds of the Offering to expand its exploratory phase 2 clinical trial to a pivotal trial and/or to expand its trials to cover other non-melanoma skin diseases. The Company expects to use any remaining net proceeds for general corporate purposes and working capital.

Employees

As of the date of this annual report, we have 12 full-time employees, all of which are full-time employees.

Corporate information

Our executive offices are located at 300 Conshohocken State Rd., Suite 200, W. Conshohocken, PA 19428. We maintain a corporate website at www.medicuspharma.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this annual report.

We are an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to "emerging growth company" have the meaning associated with it in the JOBS Act.

Additionally, we are a "smaller reporting company" as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Risk factors summary

Our business is subject to numerous risks and uncertainties, including those highlighted in "Item 1A. Risk Factors." These risks include, but are not limited to, risks associated with:

  our financial results, including our ability to generate earnings and achieve and sustain profitability (as of December 31, 2024, we had an accumulated deficit of approximately US$28.9 million), may vary significantly from forecasts and from period to period;

  the progress, timing and completion of our research, development and preclinical studies and clinical trials for our products and product candidates;

  our ability to market, commercialize, achieve market acceptance for and sell our products and product candidates, our ability to develop, manage and maintain our direct sales and marketing organizations;

  our ability to continue as a going concern and if we are unable to obtain additional financing from outside sources and/or eventually generate enough revenues, we may be forced to curtail or discontinue our operations;

  our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing;

  market risks regarding consolidation in the healthcare industry;

  the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third party payors for procedures using our products significantly declines;

  our ability to adequately protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

  the fact that product quality issues or product defects may harm our business, any product liability claims; and

  the regulatory, legal and certain operating risks that our operations subject us to.

Item 1A.  Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report, including the financial statements, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Business

We have a limited operating history, which may make it difficult to evaluation our current business and predict our future performance.

We have a limited operating history and, in particular, no history of earnings; we have not paid any dividends and we are unlikely to pay any dividends in the immediate or foreseeable future. Our success will depend to a large extent on the expertise, ability, judgement, discretion, integrity and good faith of our management.

As we are at an early stage of product development, we have not generated revenues to date. We expect to spend a significant amount of capital to fund research and development and clinical trials. As a result, we expect that our operating expenses will increase significantly and, consequently, we will need to generate significant revenues to become profitable. We cannot predict when, if ever, we will be profitable. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. There can be no assurances that our products will be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

We have a novel technology with uncertain market acceptance.

The Product is at an early stage of development, with uncertain market acceptance. Product approval, should this be achieved, does not infer that the Product will garner a good market price or be reimbursed by public or private insurers. Further, there are no guarantees that the Product will be positively received by the target patient population. The acceptability of the Product to regulators, payors and patients will depend on the relative risk versus benefit of the Product as proven in clinical trials, the acceptability of the price, and the relative attractiveness as compared to other treatments.

We could also suffer the consequences of non-compliance or breaches by licensors in connection with any license agreements we may enter into in the future. Such non-compliance or breaches by such third parties could in turn result in breaches or defaults under any agreements with other collaboration partners, and we could be found liable for damages or lose certain rights, including rights to develop and/or commercialize the Product. Loss of our rights to any license granted to us in the future, or the exclusivity rights provided therein, could harm our financial condition and operating results.

The University of Pittsburgh may terminate our license agreement in certain circumstances.

The License Agreement is our main asset and the basis for the development of the Product. The University of Pittsburgh has the right to terminate the License Agreement if breaches are not cured within 30 days of our receipt of notice thereof from the University of Pittsburgh or in certain insolvency-related situations or if we cease to carry out our business. There can be no assurance that we will be able to comply with the License Agreement going forward or that the University of Pittsburgh will grant any necessary waivers if we are unable to do so. The obligations under the License Agreement principally require the trial of the Product on specified timelines. If the University of Pittsburgh were to terminate the License Agreement our assets would essentially be rendered worthless and it would have a material adverse effect on our ability to pursue our business objective.

Our intellectual property is held under third-party licenses.

Our intellectual property is held under a third-party license and we may require additional third-party licenses to effectively develop and manufacture our key products or future technologies. There can be no assurance as to the availability or cost of such additional licenses. A substantial number of patents have already been issued to other biotechnology and pharmaceutical companies. To the extent that valid third-party patent rights cover our products or services, we or our strategic collaborators would be required to seek licenses from the holders of these patents in order to manufacture, use or sell these products and services, and payments under them would reduce our profits from these products and services. It is not possible to predict the extent to which we may wish or be required to acquire rights under such patents, the availability and cost of acquiring such rights, and whether a license to such patents will be available on acceptable terms or at all. There may be patents in the United States or in foreign countries or patents issued in the future that are unavailable to license on acceptable terms. Our inability to obtain such licenses may hinder or eliminate an ability to manufacture and market products.

If we breach any of the agreements under which we license rights to intellectual property, we could lose license rights that are important to our business. Our current license agreement may not provide an adequate remedy for any breach by the licensor.

For information on the License Agreement, see "Item 1. Business - Patents and Proprietary Information."

Our technology may not be successful for its intended use.

Although the SkinJect Phase 1 study indicated that the patch is well-tolerated, there is no guarantee that the Phase 2 study will produce similar results or that the Product will ultimately be brought to market or, if it does, that it will be positively received or obtain favorable pricing, which would have a material adverse effect on our results of operations.

There is substantial doubt about the Company's ability to continue as a going concern and if the Company is unable to obtain additional financing from outside sources and/or eventually generate enough revenues, it may be forced to curtail or discontinue its operations.

The Company's auditor has indicated in the Company's audited annual financial statements that there is substantial doubt about the Company's ability to continue as a going concern. The Company is in the preliminary stages of its planned operations and has not yet determined whether its processes and business plans are economically viable. The continued operations of the Company and the recoverability of amounts shown for certain operational expenses in the Company's audited annual financial statements are dependent upon the ability of the Company to obtain sufficient financing to commercialize its product and to become profitable, all of which are uncertain. Importantly, the inclusion in the Company's financial statements of a going concern opinion may negatively impact the Company's ability to raise future financing and achieve future revenue. If the Company is unable to obtain additional financing from outside sources and/or eventually generate enough revenues, the Company may be forced to cut costs, by among other things, curtailing or discontinuing its operations. These measures could cause significant delays or entirely prevent the Company’s continued efforts to commercialize its current or future products, which are critical to the realization of its business plan and the future operations of the Company. If any of these events happens, the Company’s investors could lose all or parts of their investments. In addition, the Company’s financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Future technology will require regulatory approval, which is costly and we may not be able to obtain it and we may fail to obtain regulatory approvals or only obtain approvals for limited uses or indications.

Market authorization of the Product falls under the regulatory purview of the FDA and other equivalent regulatory bodies worldwide. There can be no assurance that these regulatory bodies will approve the Product in the manner or time frame suggested. Although we intend to work with regulatory consultants and third parties knowledgeable in the area, we cannot ensure that the Product will obtain market authorization in a timely manner, or at all. Market authorization may also be contingent on a less competitive product label, which would negatively impact revenue.

Changes in methods of manufacturing or formulation may result in additional costs or delay.

As the Product is developed through further clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause the Product to perform differently and affect the results of future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of the Product and jeopardize our ability, or our strategic partners' ability, to commence product sales and generate revenue.

The manufacture of the Product is complex. We or our third-party manufacturers may encounter difficulties in production. If we encounters any such difficulties, our ability to supply the Product for clinical trials or, if approved, for commercial sale could be delayed or halted entirely.

The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing the Product is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in the Product or in the manufacturing facilities in which the Product is made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any adverse developments affecting manufacturing operations for the Product, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

We rely on external contract research organizations to provide clinical and nonclinical research services and agreements with these organizations of which one agreement is currently in place.

The outsourcing of functions to contract research organizations involves the risk that third party providers may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. If any contract research organization fails to comply with applicable regulatory requirements, the research and data generated may be deemed unreliable to regulatory authorities. Additional pre-clinical and clinical trials may be required before approval of marketing applications will be given. We cannot provide assurance that all third-party providers will meet the regulatory requirements for research and pre-clinical trials. Failure of third-party providers to meet regulatory requirements could result in repeat pre-clinical and clinical trials, which would delay the regulatory approval process or result in termination of pre-clinical and clinical trials. Any of the foregoing could have a material adverse effect on our business, prospects, results of operations and financial condition.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell the Product, if approved, we may be unable to generate any product revenue.

To successfully commercialize the Product, we will need to build out sales and marketing capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract field force to market the Product will be expensive and time-consuming and could delay launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may seek to enter into collaborations with other entities to use their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current or future collaborators do not commit sufficient resources to commercialize the Product, or we are unable to develop the necessary capabilities on our own, we may be unable to generate sufficient revenue to sustain our business. We may compete with many companies that currently have extensive, experienced and well-funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

We rely on key personnel.

Our success depends in large measure on certain key personnel, including our chief executive officer, Dr. Raza Bokhari. The loss of the services of such key personnel could have a material adverse effect on us. The contributions of these individuals to our operations have been, and are expected to continue to be, of central importance. In addition, the competition for qualified personnel in the biotech industry is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business. Investors must rely upon the ability, expertise, judgment, discretion, integrity and good faith of ours management. Other biotechnology companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those that we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate of and success with which we can develop and commercialize the Product would be limited.

As a technology-driven company, intellectual input from key management and personnel is critical to achieve our business objectives. Consequently, our ability to retain these individuals and attract other qualified individuals is critical to our success. The loss of the services of key individuals might significantly delay or prevent achievement of our business objectives. In addition, because of a relative scarcity of individuals with the high degree of education and scientific achievement required for our business, competition among biotech companies for qualified employees is intense and, as a result, we may not be able to attract and retain such individuals on acceptable terms, or at all.

SkinJect also has relationships with scientific collaborators at academic and other institutions, some of whom conduct research at SkinJect's request or assist SkinJect in formulating the SkinJect's research and development strategies. These scientific collaborators are not SkinJect employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, even though SkinJect's collaborators are required to sign confidentiality agreements prior to working, they may have arrangements with other companies to assist such other companies in developing technologies that may prove competitive to us.

Incentive provisions for our key executives include base salary and the granting of stock options that vest over time, designed to encourage such individuals to stay with us. However, a low share price could render such agreements of little value to our key executives. In such event, our key executives could be susceptible to being hired away by our competitors who could offer a better compensation package. If we are unable to attract and retain key personnel our business, financial conditions and results of operations may be adversely affected.

We may not be able to successfully execute our business strategy.

The execution of our business strategy poses many challenges and is based on a number of assumptions. If we experience significant regulatory delays, supply chain disruptions, cost overruns on our programs, or if our business plan is more costly than we anticipate, certain research and development activities may be delayed or eliminated, resulting in changes or delays to our commercialization plans, or we may be compelled to secure additional funding (which may or may not be available) to execute our business strategy. We cannot predict with certainty future revenues or results from operations. If the assumptions on which our revenue or expenditure forecasts are based change, the benefits of our business strategy may change as well.

We will require additional financing in the future, which may not be available on favorable terms or at all.

The development of our business is expected to require additional financing. Failure to obtain sufficient financing may result in the delay or indefinite postponement of our business plans. The initial primary source of funding available to us consists of equity financing. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us.

The ongoing volatility in global capital markets has generally made the raising of capital by equity or debt financing more difficult. Access to financing has been negatively impacted by ongoing global economic risks and increased inflation. We will require substantial additional funds for further research and development, and the marketing and sale of our technology. We may attempt to raise additional funds for these purposes through public or private equity or debt financing, collaborations with other therapeutic companies, government grants or other sources. There can be no assurance that additional funding or partnerships will be available on terms acceptable to us and which would foster the successful commercialization of the Product. If additional funds are raised through further issuances of equity or convertible debt securities, existing shareholders could suffer significant dilution, and any new equity securities issued could have rights, preferences and privileges superior to those of the common shares or terms superior to those of the Warrants. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If adequate funds are not obtained, we may be required to reduce, curtail or discontinue operations.

We have had negative operating cash flows since inception and expect to incur losses for the foreseeable future.

We have had negative cash flow from operating activities and has incurred operating losses since its inception. We anticipate that we will continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders' deficit and working capital. As of December 31, 2024, we had an accumulated deficit of approximately US$28.9 million. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

To the extent that we have negative operating cash flow in future periods, we may need to allocate a portion of our cash reserves to fund such negative cash flow. We may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that we will be able to generate positive cash flow from our operations or that additional capital or other types of financing will be available when needed or on terms favorable to us.

We are in a highly competitive industry which is continuously evolving with technological changes.

We are engaged in an industry that is highly competitive, evolving and characterized by technological change. As a result, it is difficult for us to predict whether, when and by whom new competing technologies or new competitors may enter the market. We face competition from companies with strong positions in certain markets we are currently targeting, and in new markets and regions we may enter. Some of these companies have significantly greater financial, technical, human, research and development, and marketing resources than us. We cannot assure that we will be able to compete effectively against current and future competitors who may discover and develop products in advance of us that are more effective than those developed by us. As a consequence, our current and future technologies may become obsolete or uncompetitive, resulting in adverse effects on revenue, margins and profitability. In addition, competition or other competitive pressures may result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations. To the extent that new or improved pharmaceutical drug treatments are introduced that demonstrate better long-term efficacy and safety, patients and physicians may further delay the introduction of patches, such as the Product, if approved, in the skin cancer treatment continuum. the Product could also face competition from other formulations or devices that deliver chemotherapeutic agents on an extended basis.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staffs and experienced commercial and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in competitors. As a result, these companies may obtain regulatory approval more rapidly than us are able and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products or drug delivery technologies that are more effective or less costly than the Product.

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•              the usefulness, ease of use, performance and reliability of our technology compared to our competitors;

•              the activity and tolerability of the Product, including relative to marketed products and product candidates in development by third parties;

•              the ability to distinguish safety and efficacy from existing, alternative therapies;

•              the timing for the Product to complete clinical development and receive market approval;

•              acceptance of the Product by patients, physicians and other health providers,

•              our ability to monetize our technology;

•              the selection of licensing partners for our technology with the necessary skills and resources to drive uptake;

•              our marketing and selling efforts;

•              our financial condition and results of operations;

•              the ability to maintain a good relationship with regulatory authorities;

•              the price of our future products, including in comparison to branded or generic competitors;

•              whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans,

•              acquisitions or consolidations within our industry, which may result in more formidable competitors;

•              our ability to protect our intellectual property rights,

•              our ability to attract, retain and motivate talented employees;

•              our ability to cost-effectively manage and grow our operations; and

•              our reputation and brand strength relative to that of our competitors.

Our future success will depend on our ability to continually enhance and develop the Product.

There is a broad pipeline of potential new therapies for skin cancer. The market is characterized by rapid technological change and the possibility of frequent new product introductions. Accordingly, our future success depends upon our ability to enhance the Product and to develop, introduce and sell the most accurate products at competitive prices. The development of new technologies and products involves time, substantial costs and risks. Our ability to successfully develop new technologies depends in large measure on our ability to maintain a technically skilled research and development staff and to adapt to technological changes and advances in the industry.

The success of new product introductions depends on a number of factors including the efficacy and safety as demonstrated in clinical trials, the ability to demonstrate the impact of real world evidence, timely and successful product development, the timing and market introduction of competitive products, market acceptance, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of pharmaceutical components in appropriate quantities and costs to meet anticipated demand, the risk that new products may have quality or other defects in the early stages of introduction and our ability to manage distribution and production issues related to new product introductions, the clinical indications for which the product is approved, acceptance by physicians, the medical community and patients of the product as a safe and effective treatment, the ability to distinguish safety and efficacy from existing, less expensive alternative therapies, the convenience of prescribing, administrating and initiating patients on the product, the potential and perceived advantages and/or value of the product over alternative treatments, the cost of treatment in relation to alternative treatments, including any similar generic treatments, the availability of coverage and adequate reimbursement by third-party payors and government authorities to support the product's pricing, the prevalence and severity of adverse side effects and the effectiveness of sales and marketing efforts.

If we are unable, for any reason, to enhance, develop, introduce and sell new products in a timely manner, or at all, in response to changing market conditions or customer requirements or otherwise, our business would be harmed.

If we are unable to differentiate the Product from existing therapies for treatment of skin cancer, or if the FDA or other applicable regulatory authorities approve generic products that compete with the Product, the ability to successfully commercialize the Product would be adversely affected.

Although the Phase 1 study provides preliminary evidence of complete clinical response, it is possible that we will receive data from additional clinical trials or in a post marketing setting from physician and patient experiences with the commercial product that does not continue to support such interpretations. It is also possible that the FDA, physicians and healthcare payers will not agree with our interpretation of existing and future clinical trial data. If we are unable to demonstrate the value of the Product based on clinical data, patient experience, as well as real world evidence, the opportunity for the Product to maintain premium pricing and be commercialized successfully would be adversely affected.

Additionally, the FDA or other applicable regulatory authorities may approve other generic products that could compete with the Product if we cannot adequately protect it with our patent portfolio. For example, in the US, once an NDA is approved, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application ("ANDA"). The Federal Food, Drug, and Cosmetic Act (the "FDCA"), FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, conditions of use, or labeling as our product candidate and that the generic product is bioequivalent to us, meaning it is absorbed in the body at the same rate and to the same extent as the Product. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product is typically lost to the generic product. Accordingly, competition from generic equivalents to our products would materially adversely impact our ability to successfully commercialize the Product.

A variety of risks associated with potential international business relationships could materially adversely affect our business.

We may enter into agreements with third parties for the development and commercialization of the Product in international markets. If we do so, we would be subject to additional risks related to entering into international business relationships, including:

● differing regulatory requirements in other countries including, among others, marketing approval, pricing, reimbursement and sales and marketing practices;

● potentially reduced protection for intellectual property rights;

● potential for so-called parallel importing, which is when a local seller, faced with higher local prices, opts to import goods from a foreign market with lower prices, rather than buying them locally;

● unexpected changes in tariffs, trade barriers and regulatory requirements, including the imposition of new tariffs by the U.S. government on imports to the U.S. and/or the imposition of retaliatory tariffs by foreign countries;

● economic weakness, including inflation, or political instability in foreign economies and markets;

● compliance with tax, employment, immigration and labor laws for employees traveling and working abroad;

● foreign taxes;

● foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other risks incident to doing business in another country;

● workforce uncertainty in countries where labor unrest is more common than in Canada or the United States;

● production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad or supply chain disruptions; and

● business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, floods, tsunamis, hurricanes and fires.

These and other risks may materially adversely affect our ability to develop and commercialize products in international markets and may harm our business.

Collaboration arrangements we may enter into in the future may not be successful.

We may seek future partnerships, collaborations and other strategic transactions to maximize the commercial potential of the Product. We may enter into such arrangements on a selective basis depending on the merits of retaining commercialization rights for ourself as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies, both in the United States and internationally. We face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators.

Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters could lead to delays in the development process or commercialization of our product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority.

Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration could adversely affect us financially and could harm our business reputation.

We may acquire businesses or products, or form strategic alliances in the future, and we may not realize the benefits of such acquisitions or alliances.

We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction. In addition, we may require significant additional funds to either acquire such businesses or products or to commercialize them, which may result in significant dilution to shareholders or the incurrence of significant indebtedness by us.

We do not have any customer commitments.

We may negotiate clinical and/or commercial supply agreements for the Product or product sub-components. At the time of this annual report, there are no commitments from customers for the Product. Because we do not have any contracts for the Product, management may not accurately predict future revenue streams and there may be no assurance that customers would continue to use our products, or that we would be able to replace departing potential customers with new potential customers that provide us with comparable revenue.

Our business and operations would suffer in the event of computer system failures, cyberattacks, or a deficiency in our cyber security.

Despite the implementation of security measures, our internal computer systems, and those of the third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization or further development of our technology. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development or the commercialization of our products could be delayed or disrupted.

We may fail to manage growth successfully which may adversely impact operating results.

Our failure to manage our growth successfully may adversely impact our operating results. Our ability to manage growth will require us to continue to build our operational, financial and management controls, contracting relationships, marketing and business development plans and controls and reporting systems and procedures. Our ability to manage our growth will also depend in large part upon a number of factors, including the ability for us to rapidly:

• expand our internal and operational and financial controls significantly so that we can maintain control over operations;

• attract and retain qualified technical personnel in order to continue to develop reliable and flexible products and provide services that respond to evolving customer needs;

• build a sales team to keep customers and channel partners informed regarding the technical features issues and key selling points of our products and services;

• develop support capacity for customers as sales increase; and

• build a channel network to create an expanding presence in the evolving marketplace for our products and services.

An inability to achieve any of these objectives could harm our business, financial condition and results of operations.

Any products we develop will be subject to extensive, lengthy and uncertain regulatory requirements, which could adversely affect the ability to obtain regulatory approval in a timely manner, or at all.

It is understood that pharmacologic therapies are subject to an extensive, lengthy and unpredictable regulatory approval process by the FDA and equivalent regulatory bodies in other countries. This entails significant investment in time and resources, with no guarantee on the outcome or timeframe. We may encounter significant delays or excessive costs in our efforts to secure necessary market authorizations. Even if approved, the different regulatory bodies have numerous regulations governing the manufacturing, labeling, distributing, marketing, promotion and advertising after product approval. The regulatory requirements governing new technologies might be subject to change, and the products themselves may be subject to substantial review by the FDA and/or other governmental regulatory authorities that could prevent or delay approval of these products. Regulatory constraints ultimately imposed on our products, if approved, could limit our ability to commercialize, thus impacting on our financial condition and results.

Manufacture and marketing of the Product is subject to government regulation. In most countries, we will be required to complete extensive non-clinical studies and clinical trials to demonstrate the safety and efficacy of the Product in order to apply for regulatory approval to market the product. Prior to marketing approval in the United States, required steps include non-clinical (animal and laboratory) testing; performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the Product in the intended target population; performance of a consistent and reproducible manufacturing process intended for commercial use; and successful filing and approval of an NDA. These processes are costly and the timeframe and success are uncertain and may be out of our control. We also have no control over the extent of approval, which can be restricted to specific jurisdictions and/or conditions on the product label and limit our revenues.

Once approved, we will be subjected to continuing regulatory review, including adverse event reporting requirements and the FDA's general prohibition against promoting products for unapproved uses. We may also have other forms of post approval commitments, such as clinical trials or enhanced safety reporting and commitments. Failure to comply with any post-approval requirements can have consequences including warning letters, product seizures, recalls, substantial fines, injunctions, withdrawal of approvals, operating restrictions and criminal prosecutions. Any of these enforcement actions, any unanticipated changes in existing regulatory requirements or the adoption of new requirements, or any safety issues that arise with any approved products, could negatively impact on our ability to market products and generate revenues and thus our ability to continue our operations.

We also may be restricted or prohibited from marketing or manufacturing a product, even after obtaining product approval, if previously unknown problems with the product or our manufacturer are subsequently discovered. Moreover, we cannot provide assurance that newly discovered or developed safety issues will not arise following any regulatory approval. If our product is used by a large patient population, serious adverse events may occur from time to time that initially may seem unconnected to the treatment, and only when it repeatedly occurs over a period of time does the treatment become suspect as having a causal relationship to the adverse event. Any safety issues could cause us to suspend or cease marketing of our approved products, possibly subject us to substantial liabilities, and adversely affect our ability to generate revenues.

We may not be able to obtain marketing approval.

Even if we complete the necessary non-clinical studies and clinical trials, the marketing approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining approvals for the commercialization of the Product. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, the Product, and our ability to generate revenue will be materially impaired.

We rely on the protection of intellectual property rights.

Our commercial success depends to a significant degree upon our ability to develop new or improved technologies, instruments and products, and to obtain patents or other intellectual property rights or statutory protection for these technologies and products in Canada, the United States and other countries, such as the countries in the European Union and Asia. We intend to patent concepts, components, processes, industrial designs and methods, and other inventions and technologies that we considers to have commercial value or that will likely give us a competitive advantage. Despite devoting resources to the research and development of proprietary technology, we may not be able to develop new technology that is patentable or protectable. Further, patents issued to us, if any, could be challenged, held invalid or unenforceable, or be circumvented and may not provide us with necessary or sufficient protection or a competitive advantage.

In addition, despite our efforts to protect and maintain our patents competitors and other third parties may be able to design around our patents, if so awarded, or develop products similar to our products that are not within the scope of such patents. Finally, patents provide certain statutory protection only for a limited period of time that varies depending on the jurisdiction and type of patent. The statutory protection term of our patents expire between 2030 and 2035 and, thereafter, the underlying technology of such patents will be allowed to be used by any third party, including our competitors. Moreover, the inventions covered by patents may be free to be used in countries for which there is no patent protection. A number of our competitors and other third parties have been issued patents, or may have filed patent applications, or may obtain additional patents or other intellectual property rights for technologies similar to those that we have developed, used or commercialized, or may develop, use or commercialize, in the future. As certain patent applications in the United States and other countries are maintained in secrecy for a period of time after filing, and as publication or public awareness of new technologies often lags behind actual discoveries, we cannot be certain that we have been the first to develop the technology covered by our pending patent applications. In addition, the disclosure in our patent applications, including in respect of the utility of our claimed inventions, may not be sufficient to meet the statutory requirements for patentability in all cases. As a result, we can provide no assurance that our patent applications will result in valid or enforceable patents.

Prosecution and protection of the rights sought in patent applications and patents can be costly and uncertain, often involve complex legal and factual issues and consume significant time and resources. In addition, the breadth of claims allowed in our future patents, their enforceability and our ability to protect and maintain them cannot be predicted with any certainty. The laws of certain countries may not protect intellectual property rights to the same extent as the laws of Canada or the United States Even if our patents are held to be valid and enforceable in a certain jurisdiction, any legal proceedings that we may initiate against third parties to enforce such patents will likely be expensive, take significant time and divert management's attention from other business matters. We can provide no assurance that any of our pending patent applications will provide any protectable, maintainable or enforceable rights or competitive advantages to it.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

Once granted, patents may remain open to invalidity challenges including opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked or may lose the allowed or granted claims altogether.

In addition, the degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

● others may be able to make product that is similar to product candidates we intend to commercialize that is not covered by the patents that we own;

● we, or any collaborators might not have been the first to make or reduce to practice the inventions covered by the issued patents or pending patent applications that we own;

● we or any collaborators might not have been the first to file patent applications covering certain of our inventions;

● others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

● it is possible that our pending patent applications will not lead to issued patents;

● issued patents that we own may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;

● our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and we may not develop additional proprietary technologies that are patentable;

● third parties performing manufacturing or testing for us using our products or technologies could use the intellectual property of others without obtaining a proper license;

● parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights over that intellectual property;

● we may not develop additional proprietary technologies that are patentable;

● we may not be able to obtain and maintain necessary licenses on commercially reasonable terms, or at all; and

● the patents of others may harm our business.

Should any of these events occur, they could significantly harm our business and results of operations. We can provide no assurance that we will be successful in protecting, maintaining or enforcing our intellectual property rights. If we are not successful in protecting, maintaining or enforcing our intellectual property rights, then our business, operating results and financial condition could be materially adversely affected.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of Canada and the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences.

To the extent that we have obtained or are able to obtain patents or other intellectual property rights in any foreign jurisdictions, it may be difficult for us to stop the infringement of our patents or the misappropriation of other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the availability of certain types of patent rights and enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop.

Guidelines and recommendations published by various organizations can reduce the use of products that we may commercialize.

Government agencies promulgate regulations and guidelines directly applicable to us and our products. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the healthcare and patient communities with respect to specific products. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines that do not recognize our future products, suggest limitations or inadequacies of our future products, or suggest the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers, could result in decreased use or adoption of our future products.

Patent reform legislation in the United States.

On September 16, 2011, the Leahy-Smith America Invents Act (the "Leahy-Smith Act") was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a "first to file" system in which the first inventor to file a patent application will be entitled to the patent.

Further, the Leahy-Smith Act also includes significant changes in the way patent applications will be prosecuted and may also affect patent litigation. These include allowing third parties to submit prior art during patent prosecution by the U.S. Patent and Trademark Office ("USPTO"), and additional procedures to attack the validity of a patent in post-grant proceedings including opposition, derivation, re-examination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

Patent reform legislation in the United States, including the Leahy-Smith Act, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act was signed into law on September 16, 2011, and includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third -party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 15, 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications, our ability to obtain future patents, and the enforcement or defense of our issued patents, all of which could harm our business, financial condition, results of operations and prospects.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our owned patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. The statutory protection term of our patents expire between 2030 and 2035 and, thereafter, the underlying technology of such patents will be allowed to be used by any third party, including our competitors. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain protection under the Hatch-Waxman Amendments by obtaining data exclusivity, our business may be harmed.

Our commercial success will largely depend on our ability to obtain market exclusivity in the United States and other countries with respect to our drug candidates and their target indications. Depending upon the timing, duration and specifics of FDA marketing approval of our drug candidates, certain of our product candidates may be eligible for marketing exclusivity. The FDCA provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages, dosage forms or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and prohibits the FDA from approving an ANDA, or a 505(b)(2) NDA submitted by another company with overlapping conditions associated with the new clinical investigations for the three-year period. Clinical investigation exclusivity does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. The three-year exclusivity will not delay the submission or approval of an NDA for the same drug. However, an applicant submitting an NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

If we are unable to obtain such marketing exclusivity for our product candidates, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to obtain approval of competing products and launch their product earlier than might otherwise be the case.

Risk of reduced or eliminated patent protection from non-compliance with regulatory requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in unenforceability, invalidity, abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in unenforceability, invalidity, abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or any future licensors fail to maintain the patents and patent applications covering the Product, our competitive position would be adversely affected.

We may infringe the intellectual property rights of others.

Our commercial success depends, in part, upon it not infringing or violating intellectual property rights owned by others. The industry in which we compete has participants that own, or claim to own, intellectual property. We cannot determine with certainty whether any existing third-party patents, or the issuance of any new third-party patents, would require us to alter our technologies or products, obtain licenses or cease certain activities, including the sale of certain products.

We may in the future receive claims from third parties asserting infringement and other related claims. Litigation may be necessary to determine the scope, enforceability and validity of third-party intellectual property rights or to protect, maintain and enforce our intellectual property rights. Some of our competitors have, or are affiliated with companies having, substantially greater resources than we have, and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we can. Regardless of whether claims that it is infringing or violating patents or other intellectual property rights have any merit, those claims could:

● adversely affect our relationships with current or future distributors and dealers of our products;

● adversely affect our reputation with customers;

● be time-consuming and expensive to evaluate and defend;

● cause product shipment delays or stoppages; divert management's attention and resources;

● subject us to significant liabilities and damages;

● require us to enter into royalty or licensing agreements; or

● require us to cease certain activities, including the sale of products.

If it is determined that we have infringed, violated or is infringing or violating a patent or the intellectual property right of any other person or if we are found liable in respect of any other related claim, then, in addition to being liable for potentially substantial damages, we may be prohibited from developing, using, distributing, selling or commercializing certain of our technologies and products unless we obtain a license from the holder of the patent or other intellectual property right. We can provide no assurance that we will be able to obtain any such license on a timely basis or on commercially favorable terms, or that any such licenses will be available, or that workarounds will be feasible and cost-efficient. If we do not obtain such a license or find a cost-efficient workaround, our business, operating results and financial condition could be materially adversely affected and we could be required to cease related business operations in some markets and restructure our business to focus on our continuing operations in other markets.

Our general liability insurance expires on October 11, 2025. There can be no assurance that we will be able to renew our liability insurance on favorable terms or at all.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might harm our ability to develop and market our products.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is or may be relevant to or necessary for the commercialization of our product candidates in any jurisdiction. Patent applications in the United States and elsewhere are not published until approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. In addition, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Therefore, patent applications covering our products could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our products.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent's prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party's pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, and our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our products that are held to be infringing. We might, if possible, also be forced to redesign products or services so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

We may become involved in lawsuits to protect or enforce our patents or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors may infringe or otherwise violate our patents or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. As a result, we cannot predict with certainty how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court. Further, even if we prevail against an infringer in U.S. district court, there is always the risk that the infringer will file an appeal and the district court judgment will be overturned at the appeals court and/or that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of written description or statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates.

We may not be able to detect or prevent misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Our business could be harmed if in litigation the prevailing party does not offer us a license on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could harm the price of our securities.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities and have a harmful effect on the success of our business.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could adversely impact the price of our securities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials and internal research programs. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our product candidates, if approved.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our shareholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

The issuance of a patent does not give us the right to practice the patented invention. A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our product candidates. Third parties may also have blocking patents that could prevent us from marketing our products or practicing our own patented technology. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our drug candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms. Such a license may not be available, or it may not be available on commercially reasonable terms, in which case our business would be harmed.

The risks described elsewhere pertaining to our intellectual property rights also apply to any intellectual property rights that we may in-license, and any failure by us or our potential licensors to obtain, maintain, defend and enforce these rights could harm our business. In some cases we may not have control over the prosecution, maintenance or enforcement of the patents that we may license, and may not have sufficient ability to provide input into the patent prosecution, maintenance and defense process with respect to such patents, and our potential licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain, defend and enforce the licensed patents.

We may be subject to claims arising from consultants or contractors misappropriating intellectual property.

Many of our consultants and contractors were previously or are concurrently employed at or engaged by biotechnology companies, and/or other pharmaceutical companies, including our competitors or potential competitors, or academic research institutions. Some of these consultants and contractors, including each member of our senior management or our other employees, may have executed proprietary rights, nondisclosure and non-competition agreements in connection with such previous or concurrent employment. We may be subject to claims that we or our consultants and contractors have used or disclosed the intellectual property and other proprietary information or know-how or trade secrets of others in their work for us. Litigation may be necessary to defend against these claims. We are not aware of any threatened or pending claims related to these matters or concerning agreements with our senior management, or other of our employees, consultants and contractors, but litigation may be necessary in the future to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, or personnel or access to consultants and contractors. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while our policy is to require our consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own, which may result in claims by or against us related to the ownership of such intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our management and scientific personnel.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we expect to rely on third parties to manufacture our product candidates, and we expect to continue to collaborate with third parties on the development of our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Further, adequate remedies may not exist in the event of unauthorized use or disclosure. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor's discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may harm our business and results of operations.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. Policing unauthorized use of our intellectual property is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use. Moreover, enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor's discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for our product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We use hazardous chemicals and biological materials in their business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our product manufacturing, research and development, and testing activities involve the controlled use of hazardous materials, including chemicals and biological materials. We cannot eliminate the risks of accidental contamination or the accidental discharge of these materials, or any resulting injury from such an event. We may be subjected to litigation for any injury that results from our use or the use by third parties of these materials, and our liability may exceed our insurance coverage and our total assets. Our use, manufacture, storage, handling and disposal of these hazardous materials and specified waste products, as well as the discharge of pollutants into the environment and human health and safety matters, are governed by federal, state, provincial and local legislation. We are also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices. Our operations may require that environmental permits and approvals be issued by applicable government agencies, which can be costly and time-consuming to attain. These regulations and legislation can change, or new ones come into place, due to future legislative or administrative actions. These events could cause us to incur additional expense or restrict our operations. Compliance with environmental laws and regulations, current or future, may be expensive and prohibitive for our research, development or production efforts. Failure to comply could incur substantial costs and liabilities, including civil or criminal fines and penalties, clean-up costs or capital expenditures to achieve and maintain compliance.

If product liability lawsuits are brought against us then we may incur substantial liabilities and may be required to limit commercialization of the Product, if approved, and any other future products.

We face a potential risk of product liability as a result of distribution of our product candidate for testing and commercialization of the Product. For example, we may face claims if use of the Product allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in product quality, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourself against product liability claims, we may incur substantial liabilities or be required to limit commercialization of the product subject to such claims. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

● decreased demand for current and future products;

● injury to our reputation;

● costs to defend any related litigation;

● diversion of management's time and our resources;

● product recalls, withdrawals or labeling, marketing or promotional restrictions;

● loss of revenue;

● inability to commercialize the Product and other products, if approved;

● decline in our stock price; and

● exposure to adverse publicity.

Although we currently have general liability insurance in place, we do not know whether the limits of the insurance will be sufficient to satisfy any claims should they arise. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from or beyond the limits of, our insurance coverage. If we cannot successfully defend ourselves against a product liability claim, we may incur substantial liabilities.

Our employees, independent contractors, principal investigators, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading, which could significantly harm our business.

We are exposed to the risk that employees, independent contractors, principal investigators, consultants, commercial partners and vendors may engage in fraudulent or other illegal activity, fraud or other misconduct. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates: (i) the law and regulations of the FDA and non-U.S. regulators, including those laws that require the reporting of true, complete and accurate information to the FDA and non-U.S. regulators, (ii) healthcare fraud and abuse laws and regulations in the United States and elsewhere and (iii) laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct in violation of these laws may also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by our executives, employees, consultants and other third parties, and any precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourself or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in national healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary technological advances and know-how, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our consultants, contractors, outside scientific collaborators, sponsored researchers and other advisors, including the third parties we rely on to manufacture the product, to protect our trade secrets and other proprietary information. However, any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets.

Accordingly, these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. In addition, others may independently discover our trade secrets and proprietary information. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position and financial results.

Lawsuits relating to intellectual property infringement will be costly and time consuming.

We may be required to initiate litigation to enforce or defend our intellectual property rights. These lawsuits can be very time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the pharmaceutical industry generally. Such litigation or proceedings could substantially increase our operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

In infringement litigation, any award of monetary damages we receive may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information and trade secrets could be compromised by disclosure during litigation. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are resolved. Further, any claims we assert against a perceived infringer could provoke these parties to assert counterclaims against us alleging that we have infringed their patents. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

In addition, our patents and patent applications could face other challenges, such as interference proceedings, opposition proceedings, reissue, inter partes review, re-examination proceedings, third-party submissions of prior art, and other forms of post-grant review. Any of these challenges, if successful, could result in the invalidation of, or in a narrowing of the scope or preventing the issuance of, any of our patents and patent applications subject to challenge. Any of these challenges, regardless of their success, would likely be time consuming and expensive to defend and resolve and would divert our management and scientific personnel's time and attention.

In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the market price of our securities.

Intellectual property disputes could distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our securities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings.

Our directors may serve as directors of other biotech companies and may have conflicts of interest.

Certain of our directors and executive officers may, from time to time, be employed by or affiliated with organizations which have entered into agreements or will enter into agreements with us. As disputes may arise between these organizations and us, or certain of these organizations may undertake or have undertaken research with our competitors, there exists the possibility for such persons to be in a position of conflict. We cannot assure that any decision or recommendation made by these persons involving us will be made in accordance with his or her duties and obligations to deal fairly and in good faith with us and such other organizations.

Our business is affected by macroeconomic conditions.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and foreign currency exchange rates, tariffs and trade sanctions on goods, and overall economic conditions and uncertainties, including those resulting from political instability and the current and future conditions in the global financial markets. For instance, if inflation or other factors were to significantly increase our business costs, it may not be feasible to pass through price increases to patients. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations, if necessary.

Interest rates and the ability to access credit markets could also adversely affect the ability of payors and distributors to purchase, pay for and effectively distribute our products if and when approved. Similarly, these macroeconomic factors could affect the ability of our current or potential future contract manufacturers, sole-source or single-source suppliers, or licensees to remain in business or otherwise manufacture or supply our products. Failure by any of them to remain in business could affect our ability to manufacture our products.

We may be responsible for corruption and anti-bribery law violations.

Our business activities are subject to the to the U.S. Foreign Corrupt Practices Act (the "FCPA") and other anti-bribery and anti-corruption laws of the United States and other countries in which we operate, as well as U.S. and certain foreign export controls and trade sanctions which generally prohibit companies and company employees from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.

Our employees or other agents may, without our knowledge and despite our efforts, engage in prohibited conduct under our policies and procedures and the FCPA or other anti-bribery laws for which we may be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

We are subject to foreign exchange risks.

As we grow and do business in foreign markets, including the United States and Europe, it is quite possible that transactions will take place in foreign currencies. At this point we do not participate in hedging activities. Although we cannot predict the effect of possible foreign exchange losses in the future, if such losses occurred, they could have a material adverse effect on our business, results of operation, and financial condition. In addition, fluctuations in exchange rates could affect the pricing of our products and negatively influence customer demand.

We are subject to taxation risks and changing rules by different tax authorities.

Tax examinations are often complex as tax authorities may disagree with the treatment of items reported by us, the result of which could have a material adverse effect on our financial condition and results of operations.

We believe that we will be treated as a U.S. corporation for U.S. federal income tax purposes.

We believe that, pursuant to Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), even though we are organized as a corporation under the laws of Ontario, Canada, the Company will be treated as a U.S. domestic corporation for all purposes of the Code. The Company will therefore be taxed as a U.S. domestic corporation for U.S. federal income tax purposes. As a result, the Company will be subject to U.S. federal income tax on its worldwide income. The Company is also subject to tax in Canada. It is unclear how the foreign tax credit rules under the Code will operate in certain circumstances, given our treatment as a U.S. domestic corporation for U.S. federal income tax purposes and the taxation of the Company in Canada. Accordingly, it is possible that we will be subject to double taxation with respect to all or part of our taxable income.

In addition, if the Company pays dividends to a Non-U.S. Holder (as defined below), it will be required to withhold U.S. income tax at the rate of 30%, or such lower rate as may be provided in an applicable income tax treaty. Each investor is urged to consult its own tax adviser regarding the U.S. federal income tax position of the Company and the tax consequences of holding our securities.

"Non-U.S. Holder" means a beneficial owner of our securities that is neither a U.S. Holder nor a partnership or an entity or arrangement treated as a partnership for U.S. federal income tax purposes. "U.S. Holder" means a beneficial owner of securities that is, (1) an individual who is a citizen or resident alien of the United States for U.S. federal income tax purposes, (2) a corporation (or entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof, or the District of Columbia, (3) an estate the income of which is subject to U.S. federal income tax regardless of its source or (4) a trust (x) with respect to which a court within the United States is able to exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or (y) that has elected under applicable U.S. Treasury regulations to be treated as a domestic trust for U.S. federal income tax purposes.

We are subject to a number of risks and hazards, of which not all of them may be sufficiently insured for.

Our business will be subject to a number of risks and hazards generally, including general liability. Such occurrences could result in damage to property, inventory, facilities, personal injury or death to end-customers or operators, damage to our properties or the properties of others, monetary losses and possible legal liability. Although we maintain insurance to protect against certain risks in such amounts as we consider to be reasonable, our insurance will not cover all the potential risks associated with our operations. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. We might also become subject to liability which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

Risks related to health epidemics and pandemics.

Unfavorable global conditions, including as a result of health and safety concerns related to global pandemics, could adversely affect our business, financial condition or results of operations. Our operations could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from global pandemics like the coronavirus (COVID-19) outbreak. The most recent global financial crisis caused by the coronavirus outbreak has resulted in extreme volatility and disruptions in the capital and credit markets. A weak or declining economy could also strain our supply channels.

Risks Related to Marketing, Reimbursement, Healthcare Regulations and Ongoing Regulatory Compliance

Coverage and reimbursement may be limited or unavailable in certain market segments for the Product, which could make it difficult for us to sell the Product profitably.

The success of the Product, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors, including government agencies. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. Coverage may be more limited than the purposes for which a therapeutic is approved by the FDA or comparable regulatory authorities in other jurisdictions.

In the United States and some other jurisdictions, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the United States and commercial payors are critical to new product acceptance.

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS an agency within the United States.

Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors often follow CMS' coverage decisions. Other jurisdictions have agencies, such as the National Institute for Health and Care Excellence in the United Kingdom, that evaluate the use and cost effectiveness of therapies, which impact the utilization and price of the medicine in such jurisdiction.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time consuming and costly process that could require Medicus to provide to each payor supporting scientific, clinical and cost effectiveness data for the use of products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if Medicus obtains coverage for a given product, the resulting reimbursement payment rates might not be adequate for Medicus to maintain pricing sufficient to achieve or sustain profitability or may require copayments that patients find unacceptably high.

Medicus intends to seek approval to market the Product in different jurisdictions, which could include Canada and other selected foreign jurisdictions in addition to the United States. If Medicus obtains approval in any of these jurisdictions for the Product, Medicus will be subject to rules and regulations in those jurisdictions. Market acceptance and sales of the Product will depend significantly on the availability of adequate coverage and reimbursement from third party payors for the Product and may be affected by existing and future health care reform measures.

Our relationship with healthcare providers and physicians and third-party payors will be subject to applicable antikickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States, Canada, and elsewhere play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. If we obtain FDA approval for any product candidates and begin commercializing those products in the United States, our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. In particular, the research of product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business or financial arrangements.

The applicable U.S. federal, state and other healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

● the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. The term remuneration has been interpreted broadly to include anything of value. Further, courts have found that if "one purpose" of renumeration is to induce referrals, the federal Anti-Kickback statute is violated. Violations are subject to significant civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, a claim submitted for payment to any federal healthcare program that includes items or services that were made as a result of a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers, among others, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

● the federal civil and criminal false claims laws, including the FCA, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs; knowingly making, using, or causing to be made or used, a false record or statement material to a false, fictitious or fraudulent claim or an obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. A claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to "cause" the submission of false or fraudulent claims. The FCA also permits a private individual acting as a "whistleblower" to bring qui tam actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery or settlement. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

● the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA fraud provisions without actual knowledge of the statute or specific intent to violate it;

● HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, certain requirements relating to the privacy, security and transmission of individually identifiable health information on certain covered healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective "business associates," those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, there are additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

● the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners;

● federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

● analogous U.S. state, local and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and other relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information, some of which may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018) in certain circumstances, and may differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time-and resource-consuming, costly, and can divert a company's attention from the business.

It is possible that governmental and enforcement authorities will conclude that our business practices, including our arrangements with physicians and other healthcare providers, may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to significant sanctions, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, reputational harm, exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to similar penalties. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management's attention from the operation of the business. In addition, the approval and commercialization of any product candidate in other countries will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws. All of these could harm our ability to operate our business and our financial results.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Changes in U.S., Canadian, and foreign regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative initiatives and regulatory changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the ACA was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, expands the types of entities eligible for the 340B drug discount program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; established annual fees and taxes on manufacturers of certain branded prescription drugs; and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, effective as of January 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and our expects there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the U.S. Supreme Court. Additionally, the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. We cannot predict what affect further changes to the ACA would have on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions are suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the BBA, among other things, amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount (from 50% under the ACA to 70%) that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole."

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration's budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent "principles" for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out of pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule that would allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS' policy change that was effective January 1, 2019.

Several regulations have also been proposed partly in response to several executive orders issued by President Trump related to prescription drug pricing that seek to implement several of the administration's proposals. For example, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The Interim Final Rule has not been finalized and is subject to revision and challenge. Additionally, on November 20, 2020, HHS finalized a regulation removing the safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. While some of these and other measures may require additional authorization to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Several bills have been introduced in both chambers, but due to increased focus on COVID-19 relief efforts, it is not clear when, and if any, proposed legislation regarding drug costs will advance.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions on coverage or access could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for the Product or put pressure on product pricing.

Our expects that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the extent to which state and federal governments cover particular healthcare products and services and could limit the amounts that the federal and state governments will pay for healthcare products and services. This could result in reduced demand for the Product or could result in additional pricing pressures.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, the Product may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Risks Relating to Securities

We may experience fluctuations in market value.

The market price of publicly-traded securities is affected by many variables not directly related to our corporate performance, including the markets in which we are traded, the strength of the economy generally, the global economic situation and outlook, the availability and attractiveness of alternative investments, and the breadth of the public market for the securities. The effect of these and other factors on the market price of our securities in the future cannot be predicted.

Our securities could be subject to large price and volume volatility.

Market prices for the securities of biotechnology companies have historically been highly volatile. Our securities have and may continue to experience extreme price and volume volatility that may result in losses to shareholders. Accordingly, the trading price of our securities could be subject to wide fluctuations in response to a variety of factors including announcement of material events such as changes relating to new or improved technology, drug safety concerns and other general and industry-specific economic conditions.

Additionally, the securities markets in the United States have recently experienced a high level of price and volume volatility. It is expected that such fluctuations in volume and price will continue to occur which may make it difficult for a shareholder to sell our securities at a price equal to or above the price at which they were purchased.

Due to the small size of our public float, our securities may experience extreme price volatility unrelated to our actual or expected operating performance, financial condition, or prospects, making it difficult for prospective investors to assess the rapidly changing value of our securities.

In addition to the risks described elsewhere in this annual report, we may be subject to extreme volatility that is unrelated to the underlying performance of our business. Recently, there have been instances of extreme share price run-ups followed by rapid price declines and strong share price volatility with a number of recent initial public offerings, especially among companies with relatively smaller public floats. We have a relatively small public float due to our relatively small public float on the Nasdaq and the ownership percentage of our executive officers, directors and significant shareholders. As a relatively small-capitalization company with a relatively small public float, we may experience greater share price volatility, extreme price run-ups, lower trading volume, and less liquidity than large-capitalization companies. In particular, our securities may be subject to rapid and substantial price volatility, low volumes of trades, and large spreads in bid and ask prices. Such volatility, including any stock run-up, may be unrelated to our actual or expected operating performance, financial condition, or prospects, making it difficult for prospective investors to assess the rapidly changing value of our securities.

In addition, if the trading volumes of our securities are low, persons buying or selling in relatively small quantities may easily influence prices of our securities. This low volume of trades could also cause the price of our securities to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our securities may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our securities. As a result of this volatility, investors may experience losses on their investment in our securities. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future. No assurance can be given that an active U.S. market in our securities will develop or be sustained. If a more active market does not develop, holders of our securities may be unable to readily sell the securities they hold or may not be able to sell their securities at all.

We will need to raise additional financing in the future which may dilute our share capital.

Our articles permit the issuance of an unlimited number of common shares. Future issuance of our common shares will result in dilution to the existing shareholders. Additionally, future sales of our common shares into the public market may lower the market price for our securities, which may result in losses to our shareholders. Sales of substantial amounts of our common shares into the public market, or even the perception by the market that such sales may occur, may lower the market price of our securities.

We have no history of dividends.

To date, we have not paid any dividends on our outstanding common shares. We currently intend to retain future earnings to finance the operation, development and expansion of our business. We do not anticipate paying cash dividends on our common shares in the foreseeable future. Any decision to pay dividends on our shares will be made at the discretion of our board of directors and will depend on our earnings, financial requirements and other conditions existing at such time. See "Item 5. Dividends."

Future sales of our common shares by our existing shareholders could cause the price of our securities to decline.

Subject to compliance with applicable securities laws, our officers, directors and significant shareholders may sell some or all of their common shares in the future. No prediction can be made as to the effect, if any, such future sales of our common shares will have on the market price of our securities prevailing from time to time. However, the future sale of a substantial number of common shares by such persons or the perception that such sales could occur, could cause the price of our securities to decline.

We may issue, without shareholder approval, preferred shares that have rights and preferences potentially superior to those of our common shares.

Our articles permit the issuance of an unlimited number of preferred shares (the "Medicus Preferred Shares") in one or more series. Medicus Preferred Shares are entitled to priority over our common shares with respect to the distribution of our assets in the event of any liquidation, dissolution or winding up of our affairs, whether voluntary or involuntary. Subject to any applicable regulatory approvals, our board of directors may set the rights and preferences of any series of Medicus Preferred Shares in its sole discretion without shareholder approval. The rights and preferences of those Medicus Preferred Shares may be superior to those of our common shares. Accordingly, the issuance of Medicus Preferred Shares may adversely affect the rights of holders of our common shares.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common shares, the price of our securities could decline.

The trading market for our securities could be influenced by research and reports that industry and/or securities analysts may publish about us, our business, the market or our competitors. We do not have any control over these analysts and cannot assure that such analysts will cover us or provide favorable coverage. If any of the analysts who may cover our business change their recommendation regarding our common shares adversely, or provide more favorable relative recommendations about our competitors, the share price would likely decline. If any analysts who may cover our business were to cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the share price or trading volume to decline.

Risks Related to Being a Public Company

As a result of recently becoming a public company in the United States, we are subject to additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Our management team may not successfully or effectively manage our transition to a U.S. public company that will be subject to significant regulatory oversight and reporting obligations under U.S. and Canadian securities laws. Our limited experience in dealing with the increasingly complex laws pertaining to U.S. and Canadian public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the post-combination company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States and Canada.

As a public company listed on the Nasdaq, the Sarbanes-Oxley Act requires, among other things that we assess the effectiveness of our internal control over financial reporting at the end of each fiscal year. We anticipate being first required to issue management's assessment of internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act in connection with issuing our consolidated financial statements as of and for the fiscal year ending December 31, 2025.

We have started the process of designing, implementing and testing our internal control over financial reporting required to comply with Section 404(a) of the Sarbanes-Oxley Act. This process is time-consuming, costly and complicated. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us as a public company listed on the Nasdaq. If we fail to maintain internal control over financial reporting adequate to meet the demands that will be placed upon us as a public company listed in the United States, our business and reputation may be harmed, the accuracy and timeliness of our financial reporting may be adversely affected, and the price of our shares may decline.

In addition, unless we still qualify as a non-accelerated filer, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting beginning with our annual report following the date on which we are no longer an "emerging growth company," which may be up to five fiscal years following the date of our initial public offering in the United States.

If we are unable for any reason to meet the continued listing requirements of the Nasdaq, such action or inaction could result in a delisting of our common shares and our Public Warrants, as applicable.

If we fail to satisfy the continued listing requirements of the Nasdaq (for example, the Nasdaq corporate governance requirements or the minimum closing bid price requirement), such exchanges may take steps to delist our common shares and our Public Warrants, as applicable. Such a delisting would likely have a negative effect on the price of our common shares and our Public Warrants and would impair your ability to sell or purchase our common shares and our Public Warrants, as applicable, when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common shares and our Public Warrants, as applicable, to become listed again, stabilize the market price or improve the liquidity of our common shares and our Public Warrants, as applicable, prevent such securities from dropping below any minimum bid price requirement or prevent future non-compliance with the Nasdaq's listing requirements.

There is a risk that we will fail to maintain an effective system of internal controls and our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected. We have identified material weaknesses in our internal controls over financing reporting as of December 31, 2024, which we may not be able to remedy in a timely manner.

As a U.S. public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of the Nasdaq, the rules and regulations of the SEC and Canadian securities regulators, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Prior to the closing of our initial public offering in the United States, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We anticipate that the process of building our accounting and financial functions and infrastructure may require significant additional professional fees, internal costs and management efforts. We may need to enhance and/or implement a new internal system to combine and streamline the management of our financial, accounting, human resources and other functions. However, the enhancement and/or implementation of a system may result in substantial costs. Any disruptions or difficulties in implementing or using such a system could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management's attention. In addition, we may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we do not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and we could be subject to sanctions or investigations by the Nasdaq, the SEC, Canadian securities regulators or other regulatory authorities.

Our management has identified material weaknesses in our internal control over financial reporting related to lack of degree of precision in the review of materials used to record transactions in accordance with US GAAP, and lack of formalized or documented policies related to the overall IT system environment. Our management has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2024. To address our material weaknesses, we are in the process of planning to implement measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. Such changes may not, however, be effective in establishing the adequacy of our internal control over financial reporting. If the material weaknesses are not adequately remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our securities. In addition, investors' perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements may materially adversely affect the price of our securities, which in turn could make it more difficult for us to obtain financing on favorable terms or at all.

We have and will continue to incur increased costs as a result of our operation as a dual U.S.-Canadian reporting company, and our management will be required to devote substantial time and resources to employing new compliance initiatives in order to comport with the regulatory requirements applicable to public companies.

In connection with recently becoming a public company in the US, we have and will continue to incur significant legal, accounting and other expenses that we did not previously incur. As a dual U.S.-Canadian public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC, Canadian securities regulators and the Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our securities may be volatile, and in the past companies that have experienced volatility in the market price of their shares have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management's attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

As we are organized under the laws of a Canadian province and certain of our directors and officers reside in Canada or the provinces thereof, it may be difficult for U.S. shareholders to effect service on us to realize on judgments obtained in the United States. Similarly, it may be difficult for Canadian investors to enforce civil liabilities against our directors and officers residing outside of Canada.

We are governed by the Business Corporations Act (Ontario), as now enacted or as the same may from time to time be amended, re-enacted or replaced ("OBCA"), certain of our directors and officers reside or are organized outside of the United States and a portion of our assets or the assets of these persons may be located outside the United States. Consequently, it may be difficult for investors who reside in the United States to effect service of process in the United States upon us or upon such persons who are not residents of the United States, or to realize upon judgments of courts of the United States predicated upon the civil liability provisions of the U.S. federal securities laws. A judgment of a U.S. court predicated solely upon such civil liabilities may be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. Investors should not assume that Canadian courts: (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or the securities or blue sky laws of any state within the United States, or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or any such state securities or blue sky laws. Similarly, some of our directors and officers are residents of countries other than Canada and all or a substantial portion of the assets of such persons are located outside Canada. As a result, it may be difficult for Canadian investors to initiate a lawsuit within Canada against these persons. In addition, it may not be possible for Canadian investors to collect from these persons judgments obtained in courts in Canada predicated on the civil liability provisions of securities legislation of certain of the provinces and territories of Canada. It may also be difficult for Canadian investors to succeed in a lawsuit in the United States based solely on violations of Canadian securities laws.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity

Risk Management and Strategy

We are a biotech/life sciences company focused on accelerating the clinical development programs of novel and disruptive therapeutic assets. We current do not sell any products or maintain any customer lists and have limited exposure to cybersecurity risks due to the small size of our company and the nature of our operations. Assessment, identification and management of cybersecurity related risks are integrated into our overall risk management process. Our risk management process is designed to identify, prioritize, and monitor risks that could affect our ability to execute our corporate strategy and fulfill our business objectives and to appropriately mitigate such risks. We assess material risks from cybersecurity threats on an ongoing basis, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. As our company grows, we plan to expand our strategy for cybersecurity in accordance with nationally accepted standards.

Governance

Management is responsible for the day-to-day management of the risks we face, while our board of directors has responsibility for the oversight of risk management, including risks from cybersecurity threats. Our audit committee is responsible for overseeing the Company's risk management policies and procedures with regard to identification of the Company's principal risks and implementation of appropriate systems to manage such risks.

As of the date of this annual report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. However, there is no guarantee that we will not be subject to future threats or incidents.

Item 2. Properties.

Our registered and head office is located at One First Canadian Place, 100 King Street West, Suite 3400, Toronto, Ontario M5X 1A4, Canada. Our principal executive office is located at 300 Conshohocken State Rd., Suite 200, W. Conshohocken, PA 19428. We believe that our current facilities are suitable and adequate to meet our current needs. We believe that suitable additional space or substitute space will be available in the future to accommodate our operations as needed.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date hereof.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Ordinary Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our common shares and Public Warrants are traded on the Nasdaq under the symbols "MDCX" and "MDCXW", respectively.

Holders

As of March 18, 2025, there were approximately 155 record holders of our common shares and one holder of record of our Public Warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our common shares to date and we do not anticipate that we will declare or pay dividends in the foreseeable future on our common shares. Instead, we anticipate that all of our earnings will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On November 13, 2024, our Registration Statement on Form F-1 (SEC File No. 333-279771), for the initial public offering of 970,000 units (each, a "Unit") at a price of $4.125 per Unit, each Unit consisting of one common share and one Public Warrant, was declared effective by the SEC.

On November 14, 2024, the underwriter partially exercised its overallotment option and purchased an additional 145,500 Public Warrants at $0.01 per Public Warrant for additional gross proceeds of $1,455. In the aggregate, the IPO generated approximately $1.88 million in net proceeds for the Company, which amount is net of approximately $0.42 million in underwriters' discounts and commissions and offering costs of approximately $ 1.7 million. Maxim Group LLC acted as the sole book-running manager for the offering and Brookline Capital Markets, a division of Arcadia Securities, LLC, acted as co-manager. There has been no material change in the use of proceeds described in the final prospectus filed with the SEC on November 15, 2024.

On March 10, 2025, the Company completed an offering of 1,490,000 units, each unit consisting of one common share and 2030 Warrant pursuant to Tier II of Regulation A under the Securities Act. The aggregate gross proceeds to the Company from the Offering were $4.17 million, before deducting placement agent fees of approximately $0.31 million and other offering expenses. Maxim Group LLC acted as lead placement agent for the offering and Brookline Capital Markets, a division of Arcadia Securities, LLC, acted as co-placement agent for the offering. There has been no material change in the use of proceeds described in the final offering circular filed with the SEC on March 7, 2025.

In the prior three years, we have issued and sold the securities described below without registering the securities under the Securities Act. None of these transactions involved any underwriters' underwriting discounts or commissions, or any public offering. We believe that each of the following issuances was exempt from registration under the Securities Act in reliance on Regulation S promulgated under the Securities Act regarding sales by an issuer in offshore transactions, Regulation D under the Securities Act, Rule 701 under the Securities Act or pursuant to Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering.

  The Registrant granted 812,500 stock options on October 24, 2023, each having an exercise price of C$1.16 and an expiry date of October 24, 2028, of which 50,000 were forfeited on March 15, 2024.

  The Registrant granted 62,500 stock options on April 1, 2024, each having an exercise price of C$4.80 and an expiry date of April 1, 2029.

  The Registrant granted 37,500 stock options on April 1, 2024, each having an exercise price of C$4.84 and an expiry date of April 1, 2029.

  The Registrant issued $5,172,500 aggregate principal amount of f 10.00% Unsecured Convertible Notes due 2025 (the "2025 Convertible Notes") on May 3, 2024.

  The Registrant granted 25,000 stock options on June 25, 2024, each having an excise price of C$3.34 and an expiry date of June 25, 2029.

  The Registrant issued approximately 2,770,047 common shares on June 28, 2024, including 1,461,250 common shares issued at US$4.00 per share pursuant to a private placement of its common shares, 1,293,125 common shares issued upon conversion of the 2025 Convertible Notes at a conversion price of US$4.00 per share and approximately 15,672 common shares issued in respect of accrued and unpaid interest on the 2025 Convertible Notes at a price of C$3.36 per share.

  The Registrant granted 100,000 stock options on November 14, 2024, each having an exercise price of C$3.25 and an expiry date of November 14, 2029.

  The Registrant granted 50,000 stock options on November 20, 2024, each having an exercise price of C$2.70 and an expiry date of November 20, 2029.

  The Registrant granted 210,000 stock options on December 17, 2024, each having an exercise price of C$3.95 and an expiry date of December 17, 2029.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in "Risk Factors" in Part I, Item 1A in this Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this annual report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law. All amounts are expressed in United States dollars unless otherwise stated.

Company Overview

The Company is a clinical stage, multi-strategy holding company focused on investing in and accelerating novel life sciences and bio-technology companies through FDA approved clinical trials. Utilizing a thesis driven collaborative process, the Company attempts to acquire and advance clinical stage assets through clinical development and commercialization. The Company looks into opportunities across all therapeutics areas where an unmet need exists for improved patient safety and efficacy. The Company is actively exploring to expand its drug development pipeline through qualified and accretive acquisitions and partnerships.

The Company has two wholly owned subsidiaries, Medicus Pharma Inc., a company incorporated in the state of Delaware on October 12, 2023, and SkinJect, Inc. ("SkinJect").

SkinJect is focused on the development of a novel drug delivery system using dissolvable microneedle arrays ("MNAs") for the treatment of certain skin cancers. To that end, the Company licensed certain technology co-developed by the University of Pittsburgh and Carnegie Mellon University. The Company established and validated fabrication processes relative to the MNAs, completed pre-clinical testing and secured approval to proceed with clinical trials activity from the Food and Drug Administration.

The Company then completed a dose escalation study ("'SKNJCT-001") that assessed the safety of MNA patch in patients with BCC. There were no serious adverse events nor any demonstrated alterations in any clinical measurements during the trial. The conclusion of the study was that MNA patch was well tolerated with no evidence of dose limiting toxicity.

The Company had initiated a clinical study ("SKNJCT-002") aimed at evaluating clinical efficacy. The first part involved the enrollment of 15 healthy volunteers and was designed to study the penetration of placebo-containing Dynamic Mechanical Allodynia ("DMA") patches at five different anatomic locations. After the first seven health volunteers were enrolled, due to the variability of array application observed by the investigator, SkinJect made the decision to pause the trial. The study was never resumed, and it was ultimately closed without further enrollment. There were no adverse events reported in the enrolled subjects.

In January 2024, the Company submitted the clinical design for a randomized, double-blinded, placebo-controlled ("P-MNA"), multi-center study ("SKNJCT-003") enrolling up to 60 subjects presenting with nodular type BCC of the skin. The FDA responded in March 2024 and requested additional clinical information. A final protocol was submitted to the FDA in July 2024, which included the information requested by the FDA, along with updated CMC, stability and sterility data. On July 31, 2024, the FDA responded to the latest submission and requested certain additional information and clarification. The Company has responded to the FDA on August 2, 2024. On August 13, 2024, the Company commenced activating its clinical trial sites and had enrolled over 25% of the 60 expected patients by December 2024.

The Share Consolidation

On June 25, 2024, the Company's shareholders approved an amendment to the Company's articles of incorporation to provide for the Share Consolidation, or reverse stock split, of the Company's issued and outstanding common shares at such a consolidation ratio to be determined by the Company's board of directors in its sole discretion, to permit the Company to satisfy all conditions and necessary regulatory approvals to list the common shares on a U.S. national securities exchange as the Company's board of directors may determine in its sole direction. Our board of directors approved the Share Consolidation on October 15, 2024, and the Share Consolidation was completed by the Company on October 28, 2024, at the ratio of 1-for-2.

After the completion of the Share Consolidation, the number of the Company's issued and outstanding common shares decreased from 21,693,560 to 10,846,721. The par value of the Company's common shares remains unchanged at $nil per share after the Share Consolidation. The Share Consolidation was completed in preparation for a U.S. listing.

Initial Public Offering

On November 14, 2024, the Company completed the sale of 970,000 Units, with each Unit consisting of one common share and one warrant to purchase one common share at the price of $4.125 per Unit. In addition, the underwriters exercised an option to purchase 145,500 warrants (the "Overallotment Warrants") at a price of $0.01 per warrant.

Total gross proceeds from the IPO were $4,002,705, including the proceeds from the Overallotment Warrants. The Company incurred total issuance costs of $2,128,014, including underwriter fees, and legal and other professional fees incurred directly related to the issuance.

Regulation A Offering

On March 10, 2025, the Company completed an offering of 1,490,000 units at $2.80 per unit pursuant to Tier II of Regulation A under the Securities Act, with each unit consisting of one common share and one warrant to purchase one common share. The warrants have an exercise price of $2.80 and expire on March 10, 2030. The aggregate gross proceeds to the Company from the Offering were $4,172,000.

Results of Operations

The following table outlines our statements of loss and comprehensive loss for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023
	$	$
General and administrative	7,653,116	4,536,367
Research and development	3,527,786	193,578
Total operating expenses	11,180,902	4,729,945
Loss from operations	(11,180,902)	(4,729,945)
Finance (income) expense, net	(25,386)	584,820
Net loss and comprehensive loss	(11,155,516)	(5,314,765)
Net loss per common share (basic and diluted)	(1.16)	(1.53)

General and administrative

General and administrative expenses for the years ended December 31, 2024 and 2023 are comprised of:

	Years ended December 31,
	2024	2023
	$	$
Professional fees	1,910,801	735,234
Consulting fees	1,917,573	957,967
Salaries, wages and benefits	1,445,812	143,284
General office, insurance and administration expenditures	1,150,054	432,204
Business development and investor relations	824,585	97,513
Stock-based compensation	404,291	98,585
Listing fees	-	2,071,580
	7,653,116	4,536,367

Professional fees increased by $1,175,567 or 160% for the year ended December 31, 2024, compared to the equivalent period in the prior year. The increase was primarily due to increases in legal and accounting fees related to the Company's operations. Professional fees include fees incurred for legal and accounting services that fluctuate from period to period based on the nature of the transactions the Company undertakes. The primary reason for the increase is due to increased business activity in the current year compared to the prior year when the Company was focused on completing the RTO transaction.

Consulting fees increased by $959,606 or 100% for the year ended December 31, 2024, compared to the equivalent period in the prior year. Consulting fees include fees paid to individuals and professional firms who provide advisory services to the Company and fluctuate from period to period based on the nature of the transactions the Company undertakes. The primary reason for the increase is due to increased business activity in the current year compared to the prior year when the Company was focused on completing the RTO.

Salaries, wages and benefits increased by $1,302,528 or 909% for the year ended December 31, 2024, compared to the equivalent period in the prior year. The increase was primarily due to the Company not having employees throughout the majority of the equivalent period in the prior year.

General office, insurance and administration expenditures increased by $717,850 or 166% for the year ended December 31, 2024, compared to the equivalent period in the prior year. The increase was primarily due to the Company now incurring more significant insurance related expenses and general office related expenditures in support of expanded operations.

Business development and investor relations expenses increased by $727,072 or 746% for the year ended December 31, 2024, compared to the equivalent period in the prior year. Business development and investor relations expenses for the year ended December 31, 2024, were primarily incurred as a result of the Company becoming a listed public entity after the RTO and getting listed on the Nasdaq.

Stock-based compensation increased by $305,706 or 310% for the year ended December 31, 2024, compared to the equivalent period in the prior year. Stock-based compensation changes based on the variability in the number of options granted, vesting periods of the options and the grant date fair value. During the year ended December 31, 2024, the stock-based compensation expense relates to the vesting of share options granted during the year. On June 25, 2024, our board of directors approved the acceleration of vesting for all outstanding share options resulting in the Company recognizing the remaining expense for all share options outstanding and unvested as of that date.

Listing expenses were $nil for the year ended December 31, 2024, and $2,071,580 for the year ended December 31, 2023. Listing expenses were incurred to complete the RTO transaction and include the cost related to the assumed liabilities of RBx Capital, LP.

There is an expected increase in general and administrative expenses associated with being a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with applicable securities law requirements; additional director and officer insurance costs; and investor and public relations costs.

Research and development ("R&D")

Research and development ("R&D") costs include costs incurred under agreements with third-party contract research organizations, contract manufacturing organizations and other third parties that conduct preclinical and clinical activities on our behalf and manufacture our product candidates, and other costs associated with our R&D programs, including laboratory materials and supplies.

R&D expenses increased by $3,334,280 or 1722% for the year ended December 31, 2024, compared to the equivalent periods in the prior year. This increase is primarily due to costs incurred related to SKNJCT-003 and $308,828 of stock-based compensation recognized within R&D expenses for the year ended December 31, 2024 (2023 - $0).

As of March 20, 2025, the Company has commenced activating its clinical trial sites and has randomized more than 50% of the 60 patients expected to be enrolled in the study.

We expect our R&D expenses to increase substantially for the foreseeable future as we continue with the SKNJCT-003 study and trials.

The principal risks related to the Company's future performance are that the trials are unsuccessful, the Company does not receive FDA approval to proceed with the next stage of its research and development, or the Company is unsuccessful in obtaining future funding needed to continue its research and development. These are customary risks for a development stage pharmaceutical Company and are less acute than for a Company with a less advanced product.  Nevertheless, there can be no assurance that the Company will be able to complete its trials of the MNA, that the trials will be successful, or that the product will ultimately reach commercialization.

Finance (income) expense, net

Finance income, net, for the year ended December 31, 2024, was $25,386 compared to a net finance expense of $584,820 for the year ended December 31, 2023. Finance income for the year ended December 31, 2024, is primarily related to interest income earned on short-term money market investments of $104,411, offset by interest expense of $79,025 on convertible notes. Finance expense for the year ended December 31, 2023 is primarily related to interest and accretion expense on convertible notes of $823,337 and dividend expense of $431,586, partially offset by a gain on adjustment to the fair value of the convertible promissory notes of $670,103.

Liquidity and Capital Resources

We are a clinical stage development company and we currently do not earn any revenues from our preclinical programs and are therefore considered to be in the R&D stage. As required, the Company will continue to finance its operations through the sale of equity or pursue non-dilutive funding sources available to the Company in the future. The continuation of our R&D activities is dependent on our ability to obtain financing.

The financial statements and this MD&A have been prepared on the basis of accounting principles applicable to a going concern, which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. In addition to the SEPA (as defined below), management believes that the Company has access to additional capital resources through public and/or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, if the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays or entirely prevent the Company’s continued efforts to commercialize its current or future products, which are critical to the realization of its business plan and the future operations of the Company. This uncertainty, along with the Company’s history of losses, indicates that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements and this MD&A do not include any adjustments to the amounts and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

As of December 31, 2024, the Company had cash and cash equivalents of $4,164,323 compared to cash and cash equivalents of $1,719,338 as of December 31, 2023. During the year ended December 31, 2024, the Company received $5,172,500 of proceeds from the issuance of convertible notes, $5,470,000 net proceeds from the issuance of common shares in a non-brokered private placement and $1,784,691 net proceeds from the issuance of common shares related to the Nasdaq listing. For the year ended December 31, 2024, cash used in operating activities was $10,247,231 compared to $4,158,264 for the equivalent period in the prior year. As of December 31, 2024, the Company has an accumulated deficit of $28,903,903 (December 31, 2023 - $17,698,387) and net loss and comprehensive loss of $11,155,516 for the year ended December 31, 2024 (2023 - $5,314,765). The Company has a working capital surplus of $3,072,078 as of December 31, 2024 (December 31, 2023 - $1,111,448).

On March 10, 2025, the Company closed the Regulation A Offering of 1,490,000 Regulation A Offering Units, with each Regulation A Offering Units consisting of one common share and one warrant to purchase one common share at the price of $2.80 per Regulation A Offering Unit. Total gross proceeds from the Regulation A Offering were $4,172,000.

The Company does not expect to generate positive cash flow from operations for the foreseeable future due to additional R&D expenses, including expenses related to drug discovery, preclinical testing, clinical trials, chemistry, manufacturing and controls and operating expenses associated with supporting these activities. It is expected that negative cash flow from operations will continue until such time, if ever, that we receive regulatory approval to commercialize any of our products under development and/or we receive royalty or milestone revenue from any such products that exceeds our expenses.

Standby Equity Purchase Agreement

The Company has entered into a Standby Equity Purchase Agreement dated February 10, 2025 (the "SEPA") with YA II PN, LTD (the "Investor"), an investment fund managed by Yorkville Advisors Global, LP. Pursuant to the SEPA, the Company has the option, at its sole discretion, to sell up to $15,000,000 of the Company's common shares to the Investor at any time during the 36-months following the date of the SEPA.

The Investor's obligation to purchase the common shares is subject to a number of conditions, including that the Company file a registration statement with the SEC registering the resale of the common shares issuable thereunder, and that the registration statement is declared effective by the SEC.

The total number of common shares issuable under the terms of the SEPA is limited to a number equivalent to 19.99% of the outstanding common shares, as of the date of the SEPA unless certain pricing conditions are met, which could have the effect of limiting the total proceeds made available to the Company under the SEPA. The issuance of common shares under the SEPA is subject to further limitations, including that the common shares beneficially owned by the Investor and its affiliates at any one time will not exceed 4.99% of the then-outstanding common shares.

Common shares issued and sold to the Investor under the SEPA will be priced at 97% of the market price (as defined in the SEPA) of the common shares during a specified three-day pricing period. The Company reserves the right to set a minimum acceptable price for the common share issuances.

Cash flows

	For the year ended December 31
	2024	2023
	$	$
Cash used in operating activities	(10,247,231)	(4,158,264)
Cash provided by financing activities	12,692,216	5,609,950
Net change in cash during the year	2,444,985	1,451,686
Cash, beginning of the year	1,719,338	267,652
Cash, end of the year	4,164,323	1,719,338

Cash flows used in operating activities

Cash flows used in operating activities for the year ended December 31, 2024 were $10,247,231 compared to cash flows used in operating activities of $4,158,264 for the year ended December 31, 2023. The increase is primarily due to increased spending on research and development and general and administrative expenses.

Cash flows provided by financing activities

Cash flows provide by financing activities for the year ended December 31, 2024, were $12,692,216 compared to cash flows provided by financing activities of $5,609,950 for the year ended December 31, 2023. The increase is primarily due to increased proceeds from the issuance of convertible notes and proceeds from the issuance of common shares during the year ended December 31, 2024, compared to proceeds from concurrent financing during the year ended December 31, 2023.

Contractual Obligations

We have no significant contractual arrangements other than those noted in our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2024, we have not entered into any off-balance sheet arrangements.

Critical Accounting Policies

Critical Accounting Policies and Estimates

We periodically review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. As part of this process, we have reviewed our selection, application and communication of critical accounting policies and financial disclosures. Management has discussed the development and selection of the critical accounting policies with our audit committee, and our audit committee has reviewed the disclosure relating to critical accounting policies in this MD&A.

Significant accounting judgments and estimates

Management's assessment of our ability to continue as a going concern involves making a judgment, at a particular point in time, about inherently uncertain future outcomes and events or conditions. Please see the "Liquidity and Capital Resources" section in this document for a discussion of the factors considered by management in arriving at its assessment.

Other important accounting policies and estimates made by management are the assumptions used in determining the valuation of stock-based compensation.

Research and development

All research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, employee benefits, costs associated with preclinical studies and clinical trials (including amounts paid to clinical research organizations and other professional services). Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

The Company records accruals for estimated research and development costs, comprising payments for work performed by third party contractors, laboratories, participating clinical trial sites, and others. Some of these contractors bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. For the latter, the Company accrues the expenses as goods or services are used or rendered. Clinical trial site costs related to patient enrollment are accrued as patients enter and progress through the trial. Upfront costs, such as costs associated with setting up clinical trial sites for participation in the trials, are expensed immediately once incurred as research and development expenses.

Stock-based compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company records the expense for stock-based compensation awards subject to vesting over the requisite service period using an estimate of the number of options that will eventually vest. The Company estimates the fair value of stock option grants and shares purchasable under the Company's Equity Incentive Plan (the "Plan") using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management's best estimates and involve inherent uncertainties and the application of management's judgment. The Company accounts for forfeitures as they occur. All stock-based compensation costs are recorded in the statements of operations and comprehensive loss based upon the underlying employees or non-employee's roles within the Company.

Updated share information

As of December 31, 2024, we had 11,816,721 Common Shares issued and outstanding. In addition, there were 1,185,000 Common Shares issuable upon the exercise of outstanding stock options and 1,115,500 Common Shares issuable upon the exercise of warrants.

On March 10, 2025, the Company closed the Regulation A Offering of $4.2 million. The Company issued 1,490,000 units at a price of $2.80 per unit. Each unit consisted of one common share of the Company and one warrant to purchase one common share. The warrants have an exercise price of $2.80 per share and will expire five years from the date of issuance.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 19, 2024, MNP LLP ("MNP") resigned its position as the independent registered public accounting firm of the Company. On December 19, 2024, our board of directors approved the engagement of EisnerAmper LLP as the Company's new independent registered public accounting firm.

MNP's reports on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2023 and 2022 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's two most recent fiscal years ended December 31, 2024 and 2023, the Company has not had any disagreement with MNP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to MNP's satisfaction, would have caused MNP to make reference to the subject matter of disagreement in their reports on the Company's consolidated financial statements. In addition, during such periods, there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective, because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our Certifying Officers that our disclosure controls and procedures as of December 31, 2024, were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations, and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with US GAAP.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2024 and 2023, we identified the following material weaknesses in our internal control over financial reporting: (i) lack of degree of precision in the review of materials used to record transactions in accordance with US GAAP, and (ii) lack of formalized or documented policies related to the overall IT system environment, including IT security and cybersecurity, centrally managed security patches and antivirus/malware protection, and user access.

Management is committed to implementing changes to our internal control over financial reporting to ensure that the control deficiencies that contributed to the material weaknesses are remediated. To address our material weaknesses, we are in the process of planning to implement measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. These measures include (i) designing and implementing procedures to improve the precision and quality in the review of materials used in financial reporting, and (ii) designing and implementing policies related to our overall IT system environment.

Management's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information relating to this item will be included in the proxy statement for our 2025 Annual Meeting of Shareholders (the "Proxy Statement") and is hereby incorporated by reference in this Annual Report on Form 10-K, unless the Proxy Statement is not filed prior to 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in which case the information relating to this item will be filed by amendment to this Annual Report on Form 10-K.

Item 11.   Executive Compensation.

Information relating to this item will be included in the proxy statement for our 2025 Annual Meeting of Shareholders and is hereby incorporated by reference in this Annual Report on Form 10-K, unless the Proxy Statement is not filed prior to 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in which case the information relating to this item will be filed by amendment to this Annual Report on Form 10-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to this item will be included in the proxy statement for our 2025 Annual Meeting of Shareholders and is hereby incorporated by reference in this Annual Report on Form 10-K, unless the Proxy Statement is not filed prior to 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in which case the information relating to this item will be filed by amendment to this Annual Report on Form 10-K.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Information relating to this item will be included in the proxy statement for our 2025 Annual Meeting of Shareholders and is hereby incorporated by reference in this Annual Report on Form 10-K, unless the Proxy Statement is not filed prior to 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in which case the information relating to this item will be filed by amendment to this Annual Report on Form 10-K.

Item 14.   Principal Accountant Fees and Services.

Information relating to this item will be included in the proxy statement for our 2025 Annual Meeting of Shareholders and is hereby incorporated by reference in this Annual Report on Form 10-K, unless the Proxy Statement is not filed prior to 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in which case the information relating to this item will be filed by amendment to this Annual Report on Form 10-K.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be accessed on the SEC website at www.sec.gov. In addition, we file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the SEC. The SEC maintains a website www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Exhibit Number	Description

2.1#	Amended and Restated Business Combination Agreement, dated May 12, 2023, by and among the Registrant, RBx Capital LP, SkinJect, Inc. and the Shareholders of SkinJect, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

2.2	Amendment No. 1 to Amended and Restate Business Combination Agreement, dated May 18, 2023, by and among the Registrant, RBx Capital LP, SkinJect, Inc. and the Shareholders of SkinJect, Inc. (incorporated by reference from Exhibit 2.2 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

2.3	Amendment No. 2 to Amended and Restate Business Combination Agreement, dated August 29, 2023, by and among the Registrant, RBx Capital LP, SkinJect, Inc. and the Shareholders of SkinJect, Inc. (incorporated by reference from Exhibit 2.3 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

3.1	Articles of Incorporation of Medicus Pharma Ltd. (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

3.2	Articles of Amendment of Medicus Pharma Ltd., effective as of September 29, 2023 (incorporated by reference from Exhibit 3.2 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

3.3	Bylaws of Medicus Pharma Ltd. (incorporated by reference from Exhibit 3.3 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

3.4	Articles of Amendment of Medicus Pharma Ltd., effective as of October 28, 2024 (incorporated by reference from Exhibit 3.4 to the Registrant's Registration Statement on Form F-1, filed with the SEC on October 29, 2024)

4.1*	Description of Securities of Medicus Pharma Ltd.

4.2	Warrant Agency Agreement, dated November 15, 2024, by and between the Registrant and Odyssey Transfer and Trust Company, as Warrant Agent (incorporated by reference from Exhibit 99.3 to the Registrant's Form 6-K, furnished to the SEC on November 18, 2024)

4.3	Public Warrant (incorporated by reference from Exhibit 99.4 to the Registrant's Form 6-K, furnished to the SEC on November 18, 2024)

4.4	2030 Warrant (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 11, 2025)

4.5	Warrant Agency Agreement, dated March 10, 2025, by and between the Registrant and Odyssey Transfer and Trust Company, as Warrant Agent (incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 11, 2025)

10.1†	Exclusive License Agreement, dated April 29, 2016, by and between the University of Pittsburgh - Of the Commonwealth System of Higher Education and SkinJect, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

10.2	First Amendment to Exclusive License Agreement, dated February 26, 2020, by and between the University of Pittsburgh - Of the Commonwealth System of Higher Education and SkinJect, Inc. (incorporated by reference from Exhibit 10.2 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

10.3	Second Amendment to Exclusive License Agreement, dated April 23, 2024, by and between the University of Pittsburgh - Of the Commonwealth System of Higher Education and Medicus Pharma, Ltd. (incorporated by reference from Exhibit 6.3 to the Registrant's Offering Statement on Form 1-A, filed with the SEC on February 14, 2025)

10.4†	Clinical Trial Agreement, dated December 3, 2021, by and between SkinJect, Inc., The Trustees of Columbia University in the City of New York, the New York and Presbyterian Hospital and Faramarz Samie, M.D. (incorporated by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

Exhibit Number	Description
10.5+	Equity Incentive Plan of the Registrant (incorporated by reference from Exhibit 10.5 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

10.6+	Amended and Restated Employment Agreement, dated December 2, 2024, by and between Medicus Pharma Ltd. and James P Quinlan (incorporated by reference from Exhibit 6.6 to the Registrant's Offering Statement on Form 1-A, filed with the SEC on February 14, 2025)

10.7+	Employment Agreement, dated November 14, 2024, by and between Medicus Pharma Ltd. and Faisal Mehmud (incorporated by reference from Exhibit 6.7 to the Registrant's Offering Statement on Form 1-A, filed with the SEC on Febraury 14, 2025)

10.8+	Amended and Restated Employment Agreement, dated December 2, 2024, by and between Medicus Pharma Ltd. and Edward Brennan (incorporated by reference from Exhibit 6.8 to the Registrant's Offering Statement on Form 1-A, filed with the SEC on February 14, 2025)

10.9+	Management Agreement, dated October 18, 2023, by and between Medicus Pharma Ltd. and RBx Capital, LP (incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

10.10	Standby Equity Purchase Agreement, dated as of February 10, 2025, by and between Medicus Pharma Ltd. and YA II PN, LTD. (incorporated by reference from Exhibit 1.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 11, 2025)

19.1*	Medicus Pharma Ltd. Insider Trading Policy

21.1	List of Subsidiaries of Medicus Pharma Ltd. (incorporated by reference from Exhibit 21.1 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

23.1*	Consent of EisnerAmper LLP

23.2*	Consent of MNP LLP

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Medicus Pharma Ltd. Clawback Policy

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

+ Indicates a management contract or compensatory plan.

# Schedules and certain other private or confidential information (as indicated therein) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

† Certain private or confidential information (as indicated therein) have been redacted pursuant to Item 601(a)(6) of Regulation S-K.

Item 16.   Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in W. Conshohocken, Pennsylvania on the 28th day of March, 2025.

MEDICUS PHARMA LTD.

By:	/s/ Raza Bokhari
Name:	Dr. Raza Bokhari
Title:	Executive Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Raza Bokhari	Executive Chairman and	March 28, 2025
Raza Bokhari	Chief Executive Officer
(Principal Executive Officer)

/s/ James Quinlan	Chief Financial Officer	March 28, 2025
James Quinlan	(Principal Financial and
Accounting Officer)

/s/ Larry Kaiser	Director	March 28, 2025
Dr. Larry Kaiser

/s/ Robert J. Ciaruffoli	Director	March 28, 2025
Robert J. Ciaruffoli

/s/ Frank Lavelle	Director	March 28, 2025
Frank Lavelle

/s/ William L. Ashton	Director	March 28, 2025
William L. Ashton

/s/ Barry Fishman	Director	March 28, 2025
Barry Fishman

/s/ Sara R. May	Director	March 28, 2025
Dr. Sara R. May

MEDICUS PHARMA LTD.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Medicus Pharma Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Medicus Pharma Ltd. and Subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company experienced negative cash flows from operating activities and has incurred operating losses that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2024.

EISNERAMPER LLP
Philadelphia, Pennsylvania

March 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Medicus Pharma Ltd. (formerly ‘Interactive Capital Partners Corp.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Medicus Pharma Ltd. (formerly Interactive Capital Partners Corp.) (the “Company”) as of December 31, 2023 and the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity (deficiency), and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2023, and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MNP LLP

Chartered Professional Accountants
Licensed Public Accountants

We have served as the Company’s auditor since 2014.

Mississauga, Canada

March 28, 2025

Medicus Pharma Ltd.

Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(expressed in United States dollars, except number of shares)

Medicus Pharma Ltd.
Consolidated Balance Sheets
(expressed in United States dollars)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$4,164,323	$1,719,338
Prepaid expenses	1,213,984	173,719
Total current assets	5,378,307	1,893,057
Operating lease right-of-use assets	268,571	-
Total assets	5,646,878	1,893,057

Liabilities and Shareholder's equity
Current liabilities:
Accounts payable	1,284,612	210,842
Accrued expenses and other current liabilities	762,835	404,817
Related party payable	142,459	165,950
Operating lease liability, current	116,323	-
Total current liabilities	2,306,229	781,609
Operating lease liability, non-current	205,945	-
Total liabilities	2,512,174	781,609

Commitments and contingencies (Note 12)

Shareholders' equity
Common shares, no par value; 11,816,721 and 8,076,673 shares authorized, issued and outstanding at December 31, 2024 and 2023, respectively	30,518,195	18,761,250
Additional paid-in capital	1,520,412	98,585
Accumulated deficit	(28,903,903)	(17,748,387)
Total shareholders' equity	3,134,704	1,111,448
Total liabilities and shareholders' equity	5,646,878	1,893,057

The accompanying notes are an integral part of these consolidated financial statements.

Medicus Pharma Ltd.
Consolidated Statements of Operations and Comprehensive Loss
(expressed in United States dollars, except number of shares)

	Years Ended December 31,
	2024	2023
Operating expenses:
General and administrative	$7,653,116	$4,536,367
Research and development	3,527,786	193,578
Total operating expenses	11,180,902	4,729,945
Loss from operations	(11,180,902)	(4,729,945)

Other (income) expense
Finance (income) expense, net	(25,386)	584,820
Total other (income) expense	(25,386)	584,820
Net loss and comprehensive loss for the year	(11,155,516)	(5,314,765)

Net loss per share attributable to common shareholders - basic and diluted	(1.16)	(1.53)

Weighted average number of common shares outstanding - basic and diluted	9,619,184	3,479,494

The accompanying notes are an integral part of these consolidated financial statements.

Medicus Pharma Ltd.
Consolidated Statements of Changes in Shareholders' Equity
(expressed in United States dollars, except number of shares)

	Common shares		Additional paid-in capital	Accumulated deficit	Total
	#	$	$	$	$
Balance as of December 31, 2022	1,884,900	194,538	-	(12,383,622)	(12,189,084)
Issuance of common shares upon acquisition of Interactive Capital Partners Ltd.	287,471	-	-	(50,000)	(50,000)
Issuance of common shares upon conversion of preferred shares	3,952,366	10,506,903	-	-	10,506,903
Issuance of common shares upon conversion of promissory notes	647,224	2,799,859	-	-	2,799,859
Issuance of common shares upon conversion of note payable	27,286	150,000	-	-	150,000
Issuance of common shares in connection with financing	1,277,426	5,109,950	-	-	5,109,950
Stock-based compensation	-	-	98,585	-	98,585
Net loss and comprehensive loss for the year	-	-	-	(5,314,765)	(5,314,765)
Balance as of December 31, 2023	8,076,673	18,761,250	98,585	(17,748,387)	1,111,448
Issuance of common shares upon conversion of debt	1,308,798	5,210,962	-	-	5,210,962
Issuance of common shares in connection with a private placement, net of issuance costs of $375,000	1,461,250	5,470,000	-	-	5,470,000
Issuance of common shares and warrants in connection with initial public offering, net of issuance costs of $2,218,014	970,000	1,075,983	708,708	-	1,784,691
Stock-based compensation	-	-	713,119	-	713,119
Net loss and comprehensive loss for the year	-	-	-	(11,155,516)	(11,155,516)
Balance as of December 31, 2024	11,816,721	30,518,195	1,520,412	(28,903,903)	3,134,704

The accompanying notes are an integral part of these consolidated financial statements.

Medicus Pharma Ltd.
Consolidated Statements of Cash Flows
(expressed in United States dollars)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss for the year	$(11,155,516)	$(5,314,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	713,119	98,585
Non-cash interest expense	74,005	584,820
Change in operating lease right-of-use assets	88,234	-
Changes in operating assets and liabilities:
Prepaid expenses	(1,040,265)	(158,719)
Accounts payable	808,745	79,088
Accrued expenses and other current liabilities	358,018	386,777
Operating lease liability	(70,080)	-
Related party payable	(23,491)	165,950
Net cash used in operating activities	(10,247,231)	(4,158,264)
Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	5,172,500	500,000
Proceeds from initial public offering, net of offering expenses	2,049,716	-
Proceeds from issuance of common shares, net of issuance costs	5,470,000	-
Proceeds from concurrent financing	-	5,109,950
Net cash provided by financing activities	12,692,216	5,609,950
Net increase in cash and cash equivalents during the year	2,444,985	1,451,686
Cash and cash equivalents, beginning of the year	1,719,338	267,652
Cash and cash equivalents, end of the year	4,164,323	1,719,338

Supplemental information
Cash paid for interest	$40,563	-
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for lease liabilities	$356,805	-
Accrued interest converted into common shares	$38,462	-
Issuance costs included in accounts payable	$265,025	-

The accompanying notes are an integral part of these consolidated financial statements.

Medicus Pharma Ltd. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2024 and 2023 [expressed in United States dollars, except share amounts]

1. Description of business

Medicus Pharma Ltd. (the "Company" or "Medicus Pharma"), formerly Interactive Capital Partners Corporation ("Interactive"), is a clinical stage, multi-strategy holding company focused on investing in and accelerating novel life sciences and bio-technology companies through FDA approved clinical trials.

The Company is a public limited Company originally incorporated pursuant to the provisions of the Business Corporations Act (Ontario) on April 30, 2008, as a private company named Interactive Capital Partners Corporation, with nominal assets and liabilities. The Company's registered office is located at 100 King Street West, Suite 3400, One First Canadian Place, Toronto, Ontario, Canada.

Business Combination Agreement

On March 17, 2023, and as amended on May 12, 2023 and August 29, 2023, the Company entered into a Business Combination Agreement ("BCA") with RBx Capital, LP ("RBx") and SkinJect, Inc. ("SkinJect") under which the Company entered into a reverse takeover ("RTO") with SkinJect on September 29, 2023. SkinJect converted all its shares of equity and securities convertible into equity into common shares to facilitate the RTO.

RBx, a family office controlled by the Company's Executive Chairman and CEO, played a foundational role in the Company's development, dating back to the identification and evaluation of the SkinJect technology and negotiation of a proposed merger and Canadian listing transaction with the SkinJect principals.  RBx participated as lead investor in financings leading up to the Business Combination. It also identified Interactive as a suitable Canadian reporting issuer vehicle to combine with SkinJect in the Business Combination (Interactive subsequently changed its name to "Medicus Pharma Ltd.").

RBx was a party to the Business Combination Agreement prior to Interactive being identified and designated as the acquisition vehicle. The Business Combination Agreement was later amended to include Interactive as acquiror.

Liquidity and Going Concern

The Company has incurred significant operating losses and cash outflows from operating activities since its inception. As of December 31, 2024 and 2023, the Company had an accumulated deficit of $28,903,903 and $17,748,387, respectively.

From the Company's inception through the year ended December 31, 2024, the Company has funded its operations primarily through equity and debt financings.

On February 10, 2025, the Company announced that it had entered into the SEPA (as defined below). Subject to the satisfaction of certain conditions, Yorkville (as defined below) has committed to purchase the Company’s common shares up to an aggregate gross sales price of $15,000,000 during the 36 months following the date of the SEPA. See Note 14 for further details.

The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. In addition to the SEPA, management believes that the Company has access to additional capital resources through public and/or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, if the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays or entirely prevent the Company’s continued efforts to commercialize its current or future products, which are critical to the realization of its business plan and the future operations of the Company. This uncertainty, along with the Company’s history of losses, indicates that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Reverse Share Split

On June 25, 2024, the Company's shareholders approved an amendment to the Company's articles of incorporation to provide for the share consolidation, or reverse share split, of the Company's issued and outstanding common shares at such a consolidation ratio to be determined by the Board of Directors of the Company in its sole discretion, to permit the Company to satisfy all conditions and necessary regulatory approvals to list the common shares on a U.S. national securities exchange as the Board of Directors of the Company may determine in its sole direction (the "Share Consolidation"). The Board of Directors of the Company approved the Share Consolidation on October 15, 2024, and the Share Consolidation was completed by the Company on October 28, 2024, at the ratio of 1-for-2.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
[expressed in United States dollars, except share amounts]

After the completion of the Share Consolidation, the number of the Company's issued and outstanding common shares decreased from 21,693,560 to 10,846,721. The par value of the Company's common shares remains unchanged at $0 per share after the Share Consolidation.

Share and per share data presented in these consolidated financial statements for all periods presented has been adjusted for the Share Consolidation.

2.  Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements ("financial statements") are presented in United States dollars, and are prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for financial information.

Basis of consolidation

These financial statements include the financial statements of the Company and its wholly-owned subsidiaries, SkinJect, Inc. and Medicus Pharma Inc. All intercompany balances and transactions have been eliminated on consolidation. The functional currency of the Company and its wholly-owned subsidiaries is the United States dollar.

Use of estimates

The preparation of these financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Such estimates include the valuation of stock-based awards and the incremental borrowing rate used to discount the Company's operating lease liabilities, and the valuation allowance relating to the Company's deferred tax assets, all of which are management's best estimates. Estimates are based on historical experience, where applicable, and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in estimates in future years could be significant. Management believes that the estimates utilized in preparing the financial statements are reasonable, however, actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include cash held at financial institutions and short-term investments in highly liquid marketable securities, having an original maturity of three months or less.

The Company holds money market accounts with maturities of three months or less. These money market accounts are included in cash and cash equivalents on the accompanying consolidated balance sheets.

Prepaid expenses

Prepaid expenses include payments for goods or services to be received in the future, insurance, subscription services and professional services.

Leases

The Company assess whether a contract is, or contains, a lease at inception of the contract and reassesses that conclusion if the contract is modified. The Company accounts for a contract as a lease when the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
[expressed in United States dollars, except share amounts]

The Company recognizes a right-of-use ("ROU") asset and a lease liability at the lease commencement date. The ROU asset is initially measured based on the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred and less any lease incentives received. The assets are amortized to the earlier of the end of the useful life of the ROU asset or the lease term using the straight-line method as this most closely reflects the expected pattern of consumption of the future economic benefits. The lease term includes periods covered by an option to extend if the Company is reasonably certain to exercise that option.

The lease liability is initially measured at the present value of the future lease payments at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company's incremental borrowing rate.

Variable lease components and non-lease components are excluded from the lease payments used to calculate the right-of-use assets and lease liabilities and are recorded in the period in which the obligation for the payment is incurred.

The lease liability is measured at amortized cost using the effective interest method. It is remeasured when there is a change in future lease payments arising from a change in an index or rate, or if the Company changes its assessment of whether it will exercise a purchase, extension or termination option. When the lease liability is remeasured, a corresponding adjustment is made to the carrying amount of the ROU asset or is recorded in profit or loss if the carrying amount of the ROU asset has been reduced to zero.

The Company's operating lease cost for lease component payments is recognized on a straight-line basis over the lease term within general and administrative expenses.

The Company has elected to apply the practical expedient not to recognize ROU assets and lease liabilities for short term leases that have a lease term of 12 months or less. The lease payments for short-term leases are recognized as an expense.

Research and development

All research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, employee benefits, costs associated with preclinical studies and clinical trials (including amounts paid to clinical research organizations and other professional services). Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

The Company records accruals for estimated research and development costs, comprising payments for work performed by third party contractors, laboratories, participating clinical trial sites, and others. Some of these contractors bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. For the latter, the Company accrues the expenses as goods or services are used or rendered. Clinical trial site costs related to patient enrollment are accrued as patients enter and progress through the trial. Upfront costs, such as costs associated with setting up clinical trial sites for participation in the trials, are expensed immediately once incurred as research and development expenses.

Stock-based compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company records the expense for stock-based compensation awards subject to vesting over the requisite service period. The Company estimates the fair value of stock option grants and shares purchasable under the Company's Equity Incentive Plan (the "Plan") using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management's best estimates and involve inherent uncertainties and the application of management's judgment. The Company accounts for forfeitures as they occur. All stock-based compensation costs are recorded in the statements of operations and comprehensive loss based upon the underlying employees or non-employee's roles within the Company.

Net loss per share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the sum of the weighted average number of shares outstanding and all additional shares that would have been outstanding if potentially dilutive shares had been exercised at the beginning of the period.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
[expressed in United States dollars, except share amounts]

Financial instruments

Financial instruments, including cash and cash equivalents and accounts payable are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of lease obligations approximates their carrying amounts as a market rate of interest is attached to their repayment. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

Level 1-Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the reporting date.

Level 2- Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3-Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment are used to measure fair value. These values are generally determined using pricing models for which the assumptions utilize management's estimates of market participant assumptions. The determination of fair value for Level 3 investments and other financial instruments involves the most management judgment and subjectivity.

Concentration of credit risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company's cash and cash equivalents are deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company maintains its cash equivalents in money market funds that invest in U.S. Treasury and agency securities.

Foreign currency transactions

Foreign exchange transaction gains and losses are included in general and administrative expense in the Company's consolidated statement of operations and comprehensive loss.

Income taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Tax benefits claimed or expected to be claimed on a tax return are recorded in the Company's consolidated financial statements. A tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Uncertain tax positions have had no impact on the Company's consolidated financial condition, results of comprehensive loss or cash flows.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
[expressed in United States dollars, except share amounts]

Operating segments

Operating segments are identified as components of an entity about which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM") in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Recently adopted accounting pronouncements

In August 2020, the FASB issued ASU 2020-06 "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" to simplify the accounting for convertible instruments by reducing the number of accounting models and to improve the information provided to the financial statement users by reducing the complexity and diversity of accounting practices. ASU 2020-06 is effective for our annual periods beginning January 1, 2024. The impact of adopting the amendment on the Company's financial statements was not significant.

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" to expand the disclosures required by public entities for reportable segments, thereby responding to stakeholders' requests for more detailed information about expenses within each reportable segment. The expanded disclosures now require public entities to disclose significant expenses for reportable segments in both interim and in annual reporting periods, while entities with only a single reportable segment must now provide all segment disclosures required both in ASC 280 and under the amendments in ASU 2023-07. ASU 2023-07 is effective for our annual periods beginning January 1, 2024. See Note 13 for enhanced segment reporting disclosures.

Recently issued accounting pronouncements

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures" to provide greater transparency about the components of specific expense categories in the income statements. The effective dates of ASU 2024-03 were subsequently clarified by ASU 2025-01. ASU 2025-01 is effective for our annual period beginning January 1, 2027, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In November 2024, the FASB issued ASU 2024-04 "Debt-Debt with Conversion and Other Options (Subtopic 470-20: Induced Conversions of Convertible Debt Instruments", to improve consistency and relevance of accounting for induced conversions of convertible debt instruments and it addresses scenarios involving convertible debt instruments and cash conversion features and those not currently convertible. ASU 2024-04 is effective for our annual period beginning January 1, 2026, with early adoption permitted for entities that adopted the amendment in ASU 2020-06. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

There were no other significant updates to the recently issued accounting standards which may be applicable to the Company. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
[expressed in United States dollars, except share amounts]

3. Reverse takeover transaction

On September 29, 2023, the Company executed the BCA with RBx and SkinJect, pursuant to which Interactive and SkinJect completed the RTO. Effective September 29, 2023, Interactive changed its name to Medicus Pharma Ltd.

On May 12, 2023, as amended on August 29, 2023, the Company entered into a BCA with RBX and SkinJect to combine Interactive and SkinJect via the purchase of SkinJect which constituted a reverse takeover of Interactive by the shareholders of SkinJect. Interactive acquired all of the issued and outstanding SkinJect shares from the SkinJect shareholders and issued to each SkinJect shareholder (other than Interactive) the number of common shares in the capital of the Company as described below. In connection with and as a closing condition of the RTO, Interactive raised aggregate gross proceeds of $5,109,950 through the issuance of 1,277,426 common shares at a price of $4.00 per share.

Pursuant to the terms of the RTO, all outstanding financial instruments of SkinJect were converted into shares of SkinJect common stock. The SkinJect preferred shares, convertible promissory notes and note payable were converted into 15,423,561 shares of SkinJect common stock which were then consolidated into 4,626,876 shares of SkinJect common stock on a 3.413443-to-1 basis, with the exception of $1,000,000 of convertible promissory notes, which converted into 261,781 of the Company's common shares on a one-to-one basis. In addition, 6,434,000 shares of SkinJect common stock were consolidated on a 3.413443-to-one basis, into 1,884,900 shares of SkinJect common stock.

Immediately prior to the completion of the RTO, the 7,249,999 Interactive common shares were consolidated into 287,471 common shares on a 25.219932-to-1 basis.

The substance of the acquisition is a reverse takeover as the shareholders of SkinJect held 80.62% of the resulting issuer shares and Interactive shareholders held 3.56% of the resulting issuer shares. The remaining 15.82% of the resulting issuer shares are held by former holders of subscription receipts. Accordingly, for accounting purposes, it was determined that SkinJect was the accounting acquirer and Interactive was the accounting acquiree.  As SkinJect was deemed to be the acquirer for accounting purposes, its assets, liabilities and operations since incorporation are included in these consolidated financial statements at their historical carrying values. Interactive's results of operations have been included from September 29, 2023. SkinJect incurred $270,419 of legal costs related to the RTO for the year ended December 31, 2023, included in general and administrative expense on the consolidated statements of loss and comprehensive loss.

The consideration paid to acquire Interactive consisted of net liabilities assumed of $50,000, recognized directly in shareholder’s equity on completion of the RTO.

Upon closing of the transaction, the Company assumed liabilities of $2,071,580 for costs incurred by RBx that related to the BCA and RTO. The assumed liabilities have been expensed and included in the line item 'general and administrative' in the statement of operations and comprehensive loss for the year ended December 31, 2023.

4.  Balance sheet components

Prepaid expenses include the following:

	Year ended December 31,
	2024	2023
Insurance	$583,561	$163,500
Contract research organizations	455,810	-
Professional services	144,643	-
Prepaid services	29,970	10,219
	$1,213,984	$173,719

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
[expressed in United States dollars, except share amounts]

Accrued expenses and other current liabilities include the following:
	Year ended December 31,
	2024	2023
Accrued legal fees	$495,016	$359,011
Accrued compensation and benefits	140,989	27,766
Accrued other	126,830	18,040
	$762,835	$404,817

5. Leases

As of December 31, 2024, the Company had one operating lease for its corporate office that commenced in 2024, for which the Company recorded a right-of-use asset and lease liability as of the commencement date. The Company's lease does not contain a purchase option. Where the Company's lease contains an option to extend the lease term, the extended lease term is only included in the measurement of the lease when it is reasonably certain to remain in the lease beyond the non-cancellable term. The Company's lease also contains variable lease costs, which pertain to common area maintenance and other operating charges, that are expensed as incurred.

Balance sheet information related to the Company's lease is presented below:

Year Ended December 31,
2024
Operating lease
Operating lease right-of-use assets	$268,571
Operating lease liabilities - current	116,323
Operating lease liabilities - non-current	205,945

Other information related to leases is presented below:

Year Ended December 31,
2024
Lease cost
Operating lease cost	$123,777
Other information
Operating cash flows used in operating leases	(70,080)
Remaining lease term (in years)	2.42
Discount rate	10%

As of December 31, 2024, the annual future minimum lease payments of the Company's operating lease liabilities were as follows:

Year ending December 31,
2025	$142,262
2026	146,530
2027	74,348
Total future minimum lease payments, undiscounted	363,140
Present value discount	(40,872)
Total lease liability	$322,268

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
[expressed in United States dollars, except share amounts]

6. Share capital

Authorized

The Company has authorized an unlimited number of common shares participating, voting and without par value. Each holder of common shares is entitled to one vote for each share owned on all matters voted upon by shareholders.

Conversion of preferred shares

Prior to the RTO, the Company had 13,491,174 of Series A and Series A-1 preferred shares issued and outstanding with no par value. The preferred shares were convertible at any time at the option of the holder into common shares at the series conversion rate unless there is a recapitalization event, in which case an anti-dilutive effect is triggered. As a result, the preferred shares were classified as a financial liability. Each share entitled the holder to the number of votes per share equal to the common shares into which the preferred shares convert. Preferred shares had several liquidity event triggers that required conversion to common shares and have liquidation preference over any other classes of shares.

Holders of preferred shares were entitled to accrue dividends at a dividend rate of 8% of the original issue price per annum, and participate in any dividend declared on common shares, whether or not declared by the Board of Directors. Dividends were payable only when and if declared by the Board of Directors, out of funds, common shares or other property.

The preferred shares were redeemable as of March 30, 2022, at the option of holders that together hold at least 75% of the issued and outstanding preferred shares. The redemption price is equal to the original issue price plus any unpaid dividends accrued at the redemption request date.

To facilitate the closing of the RTO, the preferred shares outstanding were converted into 7,904,731 common shares on a 1.706721-to-1 basis. On October 28, 2024, the Company completed a reverse share split at the ratio of 1-for-2, resulting in 3,952,366 common shares after conversion.

Conversion of promissory notes

From July 2021 to May 2023, the Company issued convertible promissory notes in the principal amount of $2,500,000. The convertible promissory notes accrued interest at the rate of 8% per annum and had a maturity date of December 31, 2023. At maturity the notes were payable in full, including unpaid accrued interest, or the convertible note holder could elect to convert to preferred shares. $1,500,000 of the convertible promissory notes could be converted into preferred shares at a price of $2.64122, and $1,000,000 could be converted at a price determined by dividing $25,000,000 by the fully diluted outstanding shares at the time of conversion, excluding other dilutive instruments.

In the event of a financing greater than $3,000,000 prior to maturity, the outstanding principal of the convertible debentures of $2,500,000 and any unpaid accrued interest automatically converted into preferred shares at the lesser of 80% of the price per share paid by other purchasers or the base conversion rate. The Company determined that the conversion options did not meet the criteria for separation and the convertible promissory notes would be accounted for as a single, hybrid instrument.

The promissory notes were converted immediately prior to the RTO transaction for 1,294,447 common shares of SkinJect. On October 28, 2024, the Company completed a reverse share split at the ratio of 1-for-2, resulting in 647,224 common shares after conversion.

On May 3, 2024, the Company issued convertible notes in the principal amount of $5,172,500. The convertible notes accrued interest at the rate of 10% per annum, payable in-kind semi-annually in arrears in the form of either cash or common shares of the Company, at the election of the holder, and had a maturity date of December 31, 2025.

Prior to January 1, 2025, the convertible notes would automatically convert to common shares in the event that the Company completed an initial public offering in the United States, at a conversion price equal to the greater of (i) a 20% discount to the initial public offering price and (ii) $4.00; or if there had been a change of control, at a conversion price of $4.00 per common share. On or after January 1, 2025, conversion would be at the option of the holder at a conversion price of $4.00 per common share. The Company had the option to redeem all or any portion of the convertible notes at a price equal to 100% of the outstanding principal plus accrued and unpaid interest up to but not including the date of redemption. In the event of a change of control, the Company would offer to repurchase the convertible notes at a price equal to 101% of the principal plus accrued and unpaid interest up to but not including the date of repurchase. The Company elected to account for the convertible notes in their entirety at fair value through profit and loss.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
[expressed in United States dollars, except share amounts]

Subsequently, the note holders were given the option to convert at a conversion price of $4.00 per share prior to July 31, 2024. On June 28, 2024, all of the holders of the convertible notes elected to convert to common shares. The Company paid cash interest of $40,563 and accrued interest of $38,462 was converted, along with the principal amount of $5,172,500, into 1,308,798 common shares.

Conversion of notes payable

On December 6, 2022, SkinJect issued a simple agreement for future equity ("SAFE") to a related party for proceeds of $150,000. In the event of an equity financing greater than $3 million, the SAFE is convertible to preferred shares at the lower of the SAFE valuation cap divided by the capitalization of the Company immediately prior to the equity financing and the lowest price per share sold in the equity financing. The SAFE was redeemed immediately prior to the RTO transaction for 54,571 common shares of SkinJect. On October 28, 2024, the Company completed a reverse share split at the ratio of 1-for-2, resulting in 27,286 common shares after conversion.

Private placement

On June 28, 2024, the Company issued 1,461,250 common shares as part of a private placement for total proceeds of $5,845,000 at $4.00 per common share. The company incurred finders' fees of $375,000, which were recognized in equity as deduction from the gross proceeds received.

Initial Public Offering

On November 14, 2024, the Company completed the sale of 970,000 Units, with each Unit consisting of one common share and one warrant to purchase one common share (the "Unit") at the price of $4.125 per Unit. In addition, the underwriters exercised an option to purchase 145,500 warrants (the 'Overallotment Warrants") at a price of $0.01 per warrant.

Total gross proceeds from the IPO were $4,002,705, including the proceeds from the Overallotment Warrants. The Company incurred total issuance costs of $2,218,014, including underwriter fees, and legal and other professional fees incurred directly related to the issuance.

The incremental costs directly associated with the issuance were recognized as a deduction in equity and allocated based on the relative fair values of the warrants and common shares on a standalone basis.

The fair value of the common shares was based on the Company's stock price on the day of issuance of $2.65 and the fair value of the warrants was $1.7419 per warrant. The warrants were recognized in additional paid-in capital as they met the criteria for equity classification.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following inputs:

2024
Valuation date share price	$2.65
Exercise price	$4.64
Expected dividend yield	-
Risk-free interest rate	4.32%
Expected term (in years)	5 years
Expected volatility	95%

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
[expressed in United States dollars, except share amounts]

The number of warrants outstanding during the year ended December 31, 2024:

Warrants outstanding
Expiry date	Exercise price	Number outstanding
November 15, 2029	$ 4.64	1,115,500

7. Stock-based compensation

In 2023, the Company approved the Equity Incentive Plan (the "Plan"). The Plan provides both for the direct award or sale of shares and for the grant of options to purchase shares. Under the plan the total number of shares available for options cannot exceed 10% of the Company's issued and outstanding common shares at the time of any grant. The Company is authorized to issue options to employees, non-employee directors and consultants under the plan.

On June 25, 2024, the Board of Directors approved the acceleration of vesting for all outstanding share options to June 25, 2024, resulting in the Company recognizing the remaining expense for all share options outstanding and unvested as of that date.

The following table summarizes option transactions for the Plan:

	Number of options	Weighted average exercise price C$	Weighted average remaining contractual life (years)	Aggregate intrinsic value C$
Outstanding at December 31, 2022	-	-	-	-
Granted	812,500	1.16	4.82	2.84
Outstanding at December 31, 2023	812,500	1.16	4.82	2.84
Granted	485,000	3.83	-	-
Forfeited	(112,500)	3.20	-	-
Outstanding at December 31, 2024	1,185,000	2.06	4.18	1.89
Exercisable at December 31, 2024	875,000	1.32	3.92	2.63
Unvested at December 31, 2024	310,000	3.72	4.94	0.23

The weighted average grant-date fair value of options granted during the years ended December 31, 2024 and December 31, 2023 was C$2.82 and C$0.73, respectively. The weighted average grant-date fair value of options forfeited during the year ended December 31, 2024 was C$2.36.

As of December 31, 2024 and December 31, 2023, there were $565,986 and $335,812 of unrecognized stock-based compensation cost related to share options outstanding, which is expected to be recognized over a weighted-average period of 2.25 and 4.82 years, respectively.

For the years ended December 31, 2024 and 2023, stock-based compensation expense was $713,119 and $98,585, respectively. Stock-based compensation expense has been reported in the Company's consolidated statements of operations and comprehensive loss within the line items 'general and administrative' and 'research and development' expenses.

The following table presents the assumptions that were used in the Black-Scholes option pricing model to determine the fair value of share options granted during the period:

	2024	2023
Expected dividend yield	-	-
Risk-free interest rate	2.95% - 4.24%	4.24%
Expected term (in years)	5 years	5 years
Expected volatility	95% - 100%	93.10%

The expected volatility is based on the share price volatility observed for comparable publicly traded companies over a period similar to the life of the options. The expected option life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on Canadian government bonds with a remaining term equal to the expected life of the options.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
[expressed in United States dollars, except share amounts]

8. Net loss per share

Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows:

	Year ended December 31,
	2024	2023
Net loss attributable to shareholders	$(11,155,516)	$(5,314,765)
Weighted average number of common shares outstanding during the year	9,619,184	3,479,494
Basic and diluted net loss per share attributable to shareholders	$(1.16)	$(1.53)

The Company’s potentially dilutive securities as of December 31, 2024 and 2023, include stock options, warrants, notes payable, convertible promissory notes and preferred shares. The Company excluded the potential ordinary shares outstanding at each period end from the computation of diluted net loss per share attributable to ordinary shareholders for the period ended December 31, 2024 and 2023 because including them would have had an anti-dilutive effect.

9. Income taxes

For the years ended December 31, 2024 and 2023, the total net loss and comprehensive loss is as follows:

	Year ended December 31,
	2024	2023
Loss attributed to US foreign operations	(4,968,344)	(2,023,786)
Loss attributed to Canadian operations	(6,187,172)	(3,290,979)
Loss before income taxes	(11,155,516)	(5,314,765)

A reconciliation from the US statutory income tax rate of 21% to the Company’s effective income tax rate, is as follows:

	Year ended December 31,
	2024	2023
Income tax recovery at the statutory tax rate	(2,956,212)	(1,408,413)
Permanent differences	189,075	796,707
Impact of tax rate changes	42,865	436,994
Change in valuation allowance	2,724,272	174,712
	-	-

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
[expressed in United States dollars, except share amounts]

The tax effect of temporary differences between US GAAP accounting and income tax accounting creating deferred income tax assets and liabilities were as follow:

	Year ended December 31,
	2024	2023
Non-capital losses carry forward - Canada	1,973,535	561,698
Net operating losses carry forward - US	2,678,919	2,208,235
Intangible assets	10,855	11,810
Accrued expenses	994,653	170,598
Research and Development Tax credits	242,190	242,190
Other	14,230	25,290
Financing charges and interest	668,701	-
Total deferred tax assets	6,583,083	3,219,821
Less: valuation allowance	(6,583,083)	(3,219,821)
Deferred tax assets, net	-	-

The Company has a valuation allowance on all of its deferred tax assets at December 31, 2024 and 2023, which based in the judgement of management are not more-likely than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that all or some portion of the deferred assets will not be realized. This ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those deductible temporary difference become deductible. Based on the history of losses and projections for future taxable income, management believes that it is not more-likely than-not that the Company will realize the benefits of these deductible temporary differences (e.g. deferred tax assets).

The Company has $242,190 of US Research and Development Tax Credits which are available to reduce future US taxes payable and begin to expire in 2036.

In addition, the Company has gross Canadian non-capital loss carryforwards of $7,447,301. To the extent that the non-capital loss carryforwards are not used, they begin to expire in 2028. The Company also has gross US Federal net operating loss carryforward of $11,037,837, of which approximately $1,253,000 begin to expire in 2035, while approximately $9,514,000 has an indefinite life.

In addition, the Company has approximately $11,222,000 of gross US State net operating losses, which begin to expire in 2035.

The US NOL carryforwards may be, or become subject to, an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. If and when the Company utilizes the NOL carryforwards in a future period, it will perform an analysis to determine the effect, if any, of these loss limitation rules on the NOL carryforward balances.

The Company files income tax returns with Canada and its provinces and territories and is generally subject to routine examinations by the Canada Revenue Agency ("CRA"). Income tax returns filed with various provincial jurisdictions are generally open to examination for periods of four to five years subsequent to the filing of the respective returns.

The Company also files income tax returns for our U.S. operations and subsidiary with the U.S. federal and state tax jurisdictions. Generally, we are subject to routine examination by taxing authorities in the U.S. jurisdictions, which all years since inception are open to examination due to net operating losses.

There are presently no examinations of our Canadian, U.S. federal and U.S. state jurisdictions.

10. Related party transactions

The Company had an agreement with Velocity Fund Management, LLC ("VFM"), an affiliate of a shareholder of the Company, that provided for certain managerial positions to be filled from within VFM. These employees were not deemed employees of the Company, and VFM was responsible for the payment and provision of all wages, bonuses, commissions and benefits. Reimbursable salaries paid to VFM was $180,000 during the period ended December 31, 2023. This agreement was terminated on September 29, 2023.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
[expressed in United States dollars, except share amounts]

On October 18, 2023, the Company signed an agreement with RBx, that provides for certain managerial positions to be filled from within RBx. RBx is responsible for the payment and provision of all wages, bonuses, and benefits for these positions. Reimbursable salaries paid to RBx pursuant to this agreement are $125,000 per month. In December 2024, reimbursable salaries were changed to $100,000 per month. Reimbursable salaries paid to RBx were $1,300,000 and $400,000 during the years ended December 31, 2024 and 2023, respectively. Additional expenses of $180,857 and $736,690 were incurred by RBx on behalf of the Company during the years ended December 31, 2024 and 2023, respectively. The Company paid $1,623,316 and $970,740 to RBx during the years ended December 31, 2024 and 2023. The total amount of accounts payable to RBx was $142,459 and $165,950 as of December 31, 2024 and 2023, respectively.

In connection with the convertible notes issued by the Company on May 3, 2024 (Note 6), related parties consisting of key management personnel subscribed for 168,750 convertible notes in the principal amount of $675,000. Upon conversion the Company settled the convertible notes, along with accrued but unpaid interest, with 172,953 common shares.

11. Fair value measurements

The accounting guidance for fair value establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, or which require the  reporting entity to develop its own assumptions

The Company's cash equivalents are classified as Level 1. The fair value of the Company's cash and cash equivalents is determined based on market pricing that is both objective and publicly available. As of December 31, 2024 and 2023, the fair value of the Company's cash equivalents was $4,164,323 and $1,719,338, respectively.

The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.

As of December 31, 2024 and 2023, the carrying amounts of the Company's other financial instruments, which include cash, accounts payable, and accrued expenses, approximate fair values because of their short-term maturities.

12. Commitment and contingencies

Commitments

As of December 31, 2024, the Company had no long-term commitments.

Contingencies

In the ordinary course of business, from time to time, the Company may be involved in various claims related to operations, rights, commercial, employment or other claims. Although such matters cannot be predicted with certainty, management does not consider the Company's exposure to such claims to be material to these consolidated financial statements.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
[expressed in United States dollars, except share amounts]

13. Segment reporting

The Company manages the business activities on a consolidated basis and operates as one reportable segment that constitutes all of the consolidated entity, which is the business of advancing the clinical development program of the Company's product, while opportunistically identifying, evaluating, and acquiring accretive assets, properties or businesses. The Company's CODM is its Chief Executive Officer. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM uses consolidated net loss to measure segment loss, allocate resources and assess performance.  The significant segment expense categories (general and administrative and research and development) are consistent with those presented on the face of the statements of operations and comprehensive loss.  Other segment items are finance (income) expense which are consistent with those presented on the face of the statements of operations and comprehensive loss.  Additionally, the CODM reviews cash forecast models to determine where the Company will invest in planned research and development activities.

14. Subsequent events

On February 10, 2025, the Company also announced that it had entered into a Standby Equity Purchase Agreement (the "SEPA") with YA II PN, Ltd. ("Yorkville").  Pursuant to the SEPA and subject to the satisfaction of certain conditions, Yorkville has committed to purchase the Company's common shares, no par value, in increments (each purchase, an "Advance") up to an aggregate gross sales price of up to $15,000,000 during the 36 months following the date of the SEPA (such shares, the "Shares"). The Shares will be sold at the Company's option pursuant to the SEPA at 97% of the Market Price (as defined pursuant to the SEPA) and purchases are subject to certain limitations set forth in the SEPA.

On March 10, 2025, the Company closed its Tier II Regulation A offering of $4.2 million. The Company issued 1,490,000 units at a price of $2.80 per unit. Each unit consisted of one common share of the Company and one warrant to purchase one common share. The warrants have an exercise price of $2.80 per share and will expire 5 years from the date of issuance.