Form 10-K/A
period 2024-12-31
Medicus Pharma Ltd.
filed 2025-04-30
CIK 1997296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of April 15, 2025, there were 13,428,561 common shares, no par value, issued and outstanding.

EXPLANATORY NOTE

Medicus Pharma Ltd. (the "Company") is filing this Amendment No. 1 ("Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities Exchange Commission (the "SEC") on March 28, 2025 (the "Original Form 10-K"),  to provide the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on the General Instructions to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference from the registrant's definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC no later than 120 days after the end of the fiscal year.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment No. 1 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are being filed and furnished, respectively, as exhibits to this Amendment No. 1 under Item 15 of Part IV. Because this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 4 and 5 of the Section 302 certifications have been omitted. As a result, Item 15 of Part IV has been amended to reflect the filing and furnishing of these new certifications.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other information contained or incorporated in, including the exhibits thereto, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Annual Report.

In this Amendment No. 1, we provide our website address, www.medicuspharma.com, to disclose that certain information is available on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Amendment No. 1, and references to our website address in this Amendment No. 1 are inactive textual references only.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K/A (Amendment No.1)
For the Fiscal Year Ended December 31, 2024

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Regarding Directors

Set forth below is certain information with respect to our current directors as of April 15, 2025.

Name and Location of Residence	Age	Position(s)	Principal Occupation During the Past Five Years (6)	Director Since	Common Shares Beneficially Owned, Controlled or Directed, Directly or Indirectly

Dr. Larry Kaiser (1) (5) Pennsylvania, United States	72	Director	Managing Director (Healthcare Industry Group), Alvarez and Marsal (2020 - Present)	September 2023	28,750

Robert J. Ciaruffoli (1) (2) (3) Pennsylvania, United States	73	Director	Co-founder and Chairman, Broad Street Angels (2016 - Present)	September 2023	41,250

Frank Lavelle (1) (2) (4) Pennsylvania, United States	75	Director	Founder, F W Lavelle Consulting LLC (2019 - Present)	September 2023	54,372

William L. Ashton (3) (4) (5) Pennsylvania, United States	74	Director	President, Harrison Consulting Group, LLC (2013 - Present)	September 2023	30,000

Barry Fishman (2) (4) (5) Ontario, Canada	67	Director	CEO, VIVO Cannabis Inc. (2017 - 2020)	September 2023	28,750

Name and Location of Residence	Age	Position(s)	Principal Occupation During the Past Five Years (6)	Director Since	Common Shares Beneficially Owned, Controlled or Directed, Directly or Indirectly

Dr. Sara R. May (2) Ontario, Canada	47	Director	Senior Terrestrial Ecologist and Geomatics Manager, Beacon Environmental (2012 - present); Senior Vice President, FSD Pharma Inc. (2020 - 2022)	June 2024	28,750

Dr. Raza Bokhari (3) Pennsylvania, United States	58	Executive Chairman and Chief Executive Officer	Executive Chairman and Chief Executive Officer, Medicus Pharma Ltd. (2023 - present); Executive Chairman and CEO, FSD Pharma (2020 - 2021)	September 2023	1,055,673

Notes:

(1) Member of the Compensation Committee. Mr. Lavelle is the Chair.
(2) Member of the Audit Committee. Mr. Ciaruffoli is the Chair.
(3) Member of the Corporate Disclosure Committee. Mr. Ciaruffoli is the Chair.
(4) Member of the Governance Committee. Mr. Fishman is the Chair.
(5) Member of the Nominating Committee. Dr. Kaiser is the Chair.
(6) The information as to principal occupation, business or employment is not within the knowledge of the Company and has been furnished by the respective Nominees.

Dr. Raza Bokhari, Executive Chairman and Chief Executive Officer

Dr. Bokhari has served as our Executive Chairman and Chief Executive Officer since September 2023. Dr. Bokhari works full time for the Company.

A recipient of Philadelphia Business Journal's "40 under 40" award, Dr. Raza Bokhari, a physician turned serial entrepreneur, has a demonstrated successful track record in aggregating and accelerating life sciences, healthcare services and Pharmaceutical R&D companies.

He previously served as Executive Chairman and CEO of FSD Pharma (Nasdaq: HUGE) (2020 to 2021), where his strategies successfully pivoted the company out of medicinal cannabis and into a clinical stage pharmaceutical R&D, a transition marked by a listing on the Nasdaq Capital Market ("Nasdaq") listing in January 2020, and raising nearly $100M institutional capital to fuel growth and expansion.

In addition to his corporate roles, Dr. Bokhari serves as the Vice Chairman of the World Affairs Council of Philadelphia. He formerly served on the Board of Temple University's Fox School of Business and Management as Chairman of the Executive Advisory Committee and was a Trustee of the esteemed Franklin Institute and Foreign Policy Research Institute.

Dr. Bokhari, through his family foundation, believes in giving back and investing in the community. In recognition of a $1 million gift, he made to his alma mater, Temple University, its Fox Business School named the Innovation & Entrepreneurship Institute Suite in his honor. The school acknowledged Dr. Bokhari in 2018 by naming him a Centennial Honoree, a special collection of entrepreneurs, visionaries, and disruptors who helped shape the Fox School and the business world since 1918.

Dr. Bokhari has a Doctor of Medicine degree from the University of Punjab, Rawalpindi Medical College, and an Executive MBA from Temple University, Fox School of Business & Management.

Dr. Larry Kaiser, Director

Dr. Larry Kaiser has served as a member of our Board since September 2023.

Dr. Kaiser has been the Managing Director with the Healthcare Industry Group at Alvarez and Marsal, a leading global professional services firm, since 2020. Most recently, Dr. Kaiser was the President and CEO of the $2.2 billion Temple University Health System, Dean of Temple University's Lewis Katz School of Medicine, and Senior Executive Vice President for Health Sciences at Temple University (2011 to 2019). Among his many accomplishments at Temple was the acquisition of the Fox Chase NCI designated Comprehensive Cancer Center, the development of a number of programs, including the number one lung transplant program in the country, a nationally recognized program in pulmonary hypertension, in addition to growing programs in cardiovascular surgery, thoracic surgery, neurosurgery, and orthopedic surgery. Before joining Temple University in 2011, Dr. Kaiser served as the President of the University of Texas Health Science Center at Houston (2008 to 2011), the largest of six health related campuses at the University of Texas.

Dr. Kaiser graduated AOA (Alpha Omega Alpha Honor Medical Fraternity) from the Tulane University School of Medicine in 1977 and completed his residency in general surgery as well as a fellowship in surgical oncology at the University of California, Los Angeles. He then completed a residency in cardiovascular and thoracic surgery at the University of Toronto. Following that, he held positions as attending thoracic surgeon at Memorial Sloan Kettering Cancer Center and Assistant Professor of Surgery at Cornell University Medical College (both New York City) and subsequently as Associate Professor (with tenure) at the Washington University School of Medicine (St. Louis) (1988 to 1991). At the University of Pennsylvania, Dr. Kaiser held a variety of positions from 1991 to 2008, including chief of general thoracic surgery, founder and director of the university's lung transplantation program, director of its Center for Lung Cancers and Related Disorders, and co-director of the Thoracic Oncology Laboratory. In 2001, following a national search, he was named the John Rhea Barton Professor and Chair of the Department of Surgery as well as Surgeon in Chief for the University of Pennsylvania Health System. In 1997, Dr. Kaiser was named as the first recipient of the Eldridge Eliason Professorship of Surgery endowment at the Perelman School of Medicine at the University of Pennsylvania.

Robert J. Ciaruffoli, Director

Robert J. Ciaruffoli has served as a member of our Board since September 2023.

Mr. Ciaruffoli is the co-founder and has been the Chairman of Broad Street Angels since 2016, a 100 member Philadelphia based angel investor network which invests in start-up entrepreneurial businesses with high growth potential. Broad Street Angels is the largest angel investor network in the Philadelphia region.

Mr. Ciaruffoli is a CPA and served as the Chairman and CEO of the Parente Beard/Baker Tilly accounting and advisory firm (2000 to 2015). During his tenure as Chairman and CEO, he and his team transitioned the firm from a Pennsylvania practice to a multi-state super regional firm. In 2014, he orchestrated a merger of the Parente Beard and Baker Tilly Virchow Krause firms to create the 12th largest U.S. accounting and advisory firm. Mr. Ciaruffoli also served on the board of directors and executive committee of Baker Tilly International, the 8th largest global accounting network. During his tenure on the board and the executive committee, Baker Tilly International grew from an unranked network to the eighth largest global accounting network.

Throughout his career, Mr. Ciaruffoli has served on numerous for profit and not for profit boards. Presently, he is a board member of Ben Franklin Technology Partners. He was also the past chairman of the Pennsylvania State Board of Accountancy.

Mr. Ciaruffoli holds a Bachelor of Science in Accounting from Kings College, Wilkes Barre, Pennsylvania and has proudly served in the U.S. Marine Corps (1970 - 1972).

Frank Lavelle, Director

Frank Lavelle has served as a member of our Board since September 2023.

For the past 40 years, Mr. Lavelle has been a President and Chief Executive Officer of global and multinational organizations focused on high value data, analytics, technology solutions, and actionable insights for healthcare and life sciences manufacturers, payers, and providers. Mr. Lavelle has also brought technology solutions to public health, education, and the public sector over his career.

Mr. Lavelle has owned and operated F W Lavelle Consulting LLC since 2019, providing advisory services to healthcare and life sciences manufacturers with a primary focus on pharmaceutical development and public health.

During his career, Mr. Lavelle was President and Chief Executive Officer of Siemens Health Solutions (2000 to 2003), one of the world's largest suppliers to the healthcare industry; Chief Executive Officer and director of Symphony Health Solutions (2013 to 2014) which gave deep insight into the pharmaceutical market tracking drug development and use on over 280 million patients and 65% of all specialty drug activity; board member and advisor to Symphony Performance Health (2014 to 2016) working with accountable health organizations, direct contracting entities, and health systems to improve health systems costs with analytics into the performance of their provider network; President of MedQuist (2004 to 2007) the world's largest provider of voice to coding solutions for healthcare, dictation, and speech recognition software. In addition, Mr. Lavelle was President and Chief Executive Officer of SunGard Public Sector and Education (2015 to 2017) specializing in software solutions for cities and public schools which cover public safety, public administration, and public education (K 12) touching 150 million citizens and 17.5 million students.

Mr. Lavelle received his B.A. in Marketing from Pennsylvania State University.

William L. Ashton, Director

William L. Ashton has served as a member of our Board since September 2023.

Mr. Ashton is a former Fortune 100 senior executive with over 35 years' experience in the biotechnology and pharmaceutical business. Mr. Ashton retired from a successful career at Amgen Inc. where he served in various positions since 1989 including Vice President of U.S. Sales, Vice President/General Manager of the Corporate Accounts, and Vice President of Government and Commercial Affairs where he was responsible for working with the FDA, and Centers for Medicare and Medicaid Services and Advocacy groups.

He previously worked for Boehringer Ingelheim and Warner Lambert Pharmaceuticals.

Mr. Ashton has been the President at Harrison Consulting Group, LLC, a privately held biopharmaceutical/ healthcare consulting firm with expertise in commercialization, payer strategy, and reimbursement since 2013.

He has served on the boards of several publicly traded pharmaceutical companies, namely, Spectrum Oncology, where was Chairman of the Board, Baudax Bio, Societal CDMO, Sucampo Pharmaceuticals and Galena Bio Pharma. On February 22, 2024, Baudax Bio filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the eastern District of Pennsylvania.

In addition, he has served on the boards of the National Osteoporosis Foundation, Friends of the National Library of Medicine, and is a Commissioner on the Medical Representatives National Certification Commission.

Following his extensive pharmaceutical career, Mr. Ashton was the Founding Dean and assistant professor at the Mayes College of Healthcare Business and Policy (2007 to 2013) at the University of the Sciences of Philadelphia (now St. Joseph University).

Mr. Ashton holds a B.S. in Education from the University of California of Pennsylvania, (now Penn Western University) and a M.A. in Education from the University of Pittsburgh.

Barry Fishman, Director

Barry Fishman has served as a member of our Board since September 2023.

Mr. Fishman has almost 25 years of experience as an entrepreneurial business leader, most recently as CEO of VIVO Cannabis Inc. (2017 to 2020). Prior to joining VIVO, Mr. Fishman served as CEO of international specialty pharmaceutical company Merus Labs (2014 to 2017), through its 2017 acquisition by Norgine M.V. He also previously served as CEO of Teva Canada (2003 to 2014), a major affiliate of the world's largest generic drug maker and began his pharmaceutical career at Eli Lilly Canada, where he served as Vice President of Marketing (1983 to 2000). Mr. Fishman has also recently served as an independent director on a number of high profile boards, including Aurora Cannabis Inc. and Canopy Growth Corporation. Mr. Fishman graduated from McGill University with a concentration in finance and went on to become a CPA while working for Deloitte in Southern California.

Dr. Sara R. May, Director

Dr. May is a highly skilled professional with over 10 years of experience managing large scale commercial and research projects within regulated industries. Dr. May brings a multidisciplinary background in quality assurance and compliance, clinical trial management, environmental consulting, and data analytics. She has direct experience working with regulators including the FDA, Health Canada and Canada Revenue Agency.

Dr. May started her career in environmental consulting at Beacon Environmental, an employee-owned environmental consulting firm in Ontario, Canada, where she currently holds the position of Senior Terrestrial Ecologist and Geomatics Manager (2012 to present). Dr. May has also served as the President of FV Pharma Inc. (2018 to 2020), a start-up public cannabis company where she was responsible for all aspects of operations, and Senior Vice President of FSD Pharma Inc. (2020 to 2022), where Dr. May led several enterprise wide transformation initiatives focused on enabling the company's business model to adapt to the shift in markets from cannabis to boutique pharma and drug development.

In addition, Dr. May brings deep corporate governance experience through her work with both corporate and not for profit boards, including contributing to the public listing and uplisting process of several start up cannabis and boutique pharmaceutical companies. Dr. May has served on the board of directors of FV Pharma Inc. (2018 to 2020) and the board of directors of Cannara Biotech (2019 to 2020) where she chaired the Compensation Committee and was a member of the Corporate Governance Committee. She has also been a member of the YMCA Northumberland Charity Board (2020 to 2023) where she chaired the Finance Audit and Risk Committee and has been on the board of directors of Beacon Environmental since 2023.

Dr. May received her Bachelor of Science (Honours) degree in Botany and Plant Genetics from the University of Guelph and her PhD in Evolutionary Genetics from Queen's University.

Information Regarding Executive Officers

Name	Age	Position
Dr. Raza Bokhari	58	Executive Chairman and Chief Executive Officer
Carolyn Bonner	41	President
James Quinlan	61	Chief Financial Officer

Name	Age	Position
Dr. Edward Brennan	65	Chief Scientific Officer & Head of Research and development ("R&D") Program
Dr. Faisal Mehmud	50	Chief Medical Officer

Set forth below is certain information with respect to our current executive officers as of April 29, 2025.

Dr. Raza Bokhari, Executive Chairman and Chief Executive Officer

Dr. Bokhari's biography is set forth above.

Carolyn Bonner, President

Carolyn Bonner has served as our President since September 2023.

Ms. Bonner until recently was the President & CEO of Parkway Clinical Laboratories (2019 to 2023), a College of American pathologist (CAP), accredited diagnostic company, serving healthcare providers across the United States.

Ms. Bonner was the Director of Corporate Development at Building Beyond BRIC Investment Fund (2019 to 2023) where she was extensively involved in fundraising, marketing, and assisting with back-office operations from May 2009 to December 2011.

Previously Ms. Bonner was the Director of Business Development at Parkway Clinical Laboratories ("PCL"), where she delivered client guided customization of PCL services and creative corporate partnerships. Carolyn also simultaneously served as Director of Corporate Development for Rosetta Genomics, a publicly traded Israeli biotech company, the parent company of PCL, from July 2008 to May 2009.

Ms. Bonner started her career in 2006 as a sales executive at Lakewood Pathology (now called PLUS Diagnostics), which is owned and operated by Water Street Healthcare Partners, a Chicago based private equity fund. Ms. Bonner has a B.A. focused in marketing from West Chester University.

James Quinlan, Chief Financial Officer

James Quinlan has served as our Chief Financial Officer since September 2023.

Mr. Quinlan is a Certified Public Accountant, Certified Financial Planner, Chartered Financial Consultant and has spent his career in financial services. He has been President of Trinity Financial Advisors, Smart Financial Advisors (1999 to 2007), and Beneficial Advisors (2007 to 2011), as well as a Partner at both Smart Business Advisory and Consulting (1999 to 2008), and Wipfli, LLP (2017 to 2022). While at Wipfli he was the U.S. Mid Atlantic regional leader for both Tax and Wealth management services (2017 to 2022).

Mr. Quinlan has been recognized in the Philadelphia region as a recipient of the 40 under 40 award and is very active in the community. His past board involvement includes acting as President of the Catholic Charities Appeal for the Archdiocese of Philadelphia (2011 to 2016), and Development Chair for the Archbishop John Carroll High School Board (2010 to 2020).

Mr. Quinlan has an MBA from Villanova University and a BS degree from Bucknell University.

Dr. Edward Brennan, Chief Scientific Officer & Head of R&D Program

Dr. Edward Brennan has served as our Chief Scientific Officer & Head of R&D Program since November 2024. Before that, Dr. Brennan served as our Chief Medical Officer since September 2023.

Dr. Brennan has more than 25 years of experience in leadership roles at major pharmaceutical companies and clinical research organizations. He is an accomplished biopharmaceutical executive with a proven track record in FDA submissions and drug development.

Dr. Brennan has extensive experience in all phases of clinical development across multiple therapeutic areas. As a Medical Director with Wyeth Ayerst Research (2000 to 2003), and GlaxoSmithKline (2003 to 2007), he led teams through ten IND applications and advanced multiple compounds from pre candidate selection (proof of concept) through clinical trial management and approval. At GSK, he was also responsible for coordinating all clinical activities for external partners within its Center of Excellence in External Drug Discovery. Dr. Brennan next founded IndiPharm (2007 to 2016), a full service global CRO that was eventually acquired by private equity company, Velocity Fund Partners.

Dr. Brennan received his undergraduate Bachelor of Science Degree in Pharmacy from the Philadelphia College of Pharmacy and Science. He went on to study Medicine at the Royal College of Surgeons in Ireland before receiving his medical degree from the Temple University School of Medicine.

Dr. Faisal Mehmud, Chief Medical Officer

Dr. Faisal Mehmud has served as our Chief Medical Officer since November 2024.

Dr. Mehmud is a seasoned pharmaceutical executive, who brings over 20 years of global experience as a senior medical professional in clinical development, medical affairs, and drug safety across various therapeutic areas, including oncology, hematology, rare diseases, and primary care. He has played a central role in multiple successful launches of new medicines and has spearheaded innovative global medical lifecycle management strategies including for small molecules, antibodies, cell therapies and cytotoxic chemotherapies. Dr. Mehmud's expertise encompasses late-phase development, product launch, and the seamless integration of new therapies into treatment pathways, all with a focus on improving patient outcomes through forward thinking clinical development plans. Dr. Mehmud's career includes senior roles at leading pharmaceutical companies such as Sanofi, Novartis, Bristol Myers Squibb (BMS), Pfizer, and GlaxoSmithKline (GSK) based in London, Paris and Philadelphia.

Most recently, Dr. Mehmud was the Senior Vice President, Data Generation and Scientific Communications in Worldwide Global Medical Affairs at GlaxoSmithKline (LSE/NYSE:GSK), which included leadership of medical affairs sponsored and supported, interventional and non-interventional clinical trials

Before GSK, Dr. Mehmud was with Pfizer Inc. (NYSE: PFE), where he served in various roles including as Vice President and Worldwide Medical Franchise Head for Precision Medicine and Early Oncology Development, advancing the precision medicine oncology portfolio in a variety of tumor types, and supporting early stage oncology projects moving from early clinical development to full development and market readiness, effectively bridging scientific innovation with commercial strategy.

Dr. Mehmud has also held leadership roles at Bristol Myers Squibb (NYSE: BMY), including as Vice President in global drug safety, where he oversaw the safety risk management of complex therapies, including antibody-based treatments and cellular therapies.

Dr. Mehmud completed a medical degree from the University of Cambridge, and has received diplomas in internal medicine and pharmaceutical medicine from the Royal College of Physicians and holds a medical license with the UK General Medical Council.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and the rules of the SEC require our directors, executive officers and persons who own more than 10% of our Common Shares to file reports of their ownership and changes in ownership of our Common Shares with the SEC. As a practical matter, we assist our directors and executive officers by monitoring transactions and completing and filing Section 16 reports on their behalf. Based solely on our review of the reports filed during 2024 and related written representations, we determined that no director, executive officer, or beneficial owner of more than 10% of our Common Shares failed to file a report on a timely basis during 2024, except that the Form 3s filed by the Company on behalf of William L. Ashton, Robert J. Ciaruffoli, Barry Fishman, Dr. Larry Kaiser, Frank Lavelle and Dr. Sara R. May on December 31, 2024 inadvertently omitted certain stock options held by each such director and were subsequently amended to report such stock options, the Form 3 filed by the Company on behalf of Dr. Raza Bokhari on December 31, 2024 was subsequently amended to correct the number of common shares reported to be indirectly owned by Dr. Raza Bokhari and the Form 3 filed by the Company on behalf of Dr. Faisal Mehmud on December 31, 2024 was subsequently amended to correct the vesting schedule of the options held by Dr. Faisal Mehmud.

Ethical Business Conduct

The Board has adopted a written code of conduct and ethics for its directors, officers, employees, contractors and consultants (the "Code"). The Board will be responsible for monitoring compliance with the Code. The Board has also adopted a whistleblower policy.

The Board will take appropriate measures to exercise independent judgment in considering transactions and agreements in respect of which a director or executive officer may have a material interest. Where appropriate, directors will abstain from portions of board or committee meetings to allow independent discussion of points in issue. We intend to disclose any amendments to or waivers of certain provisions of our Code of Conduct and Ethics in a Current Report on Form 8-K. The Code is available on our corporate website at www.medicuspharma.com/corporate-govenance/.

Corporate Governance

Nominating Committee

The primary function of the Nominating Committee, in accordance with its charter, is to assist the Board in fulfilling its responsibility to oversee our nominating procedures.

The Nominating Committee is required to review and assess the adequacy of its charter periodically as conditions dictate, but at least annually, to ensure compliance with any rules or regulations and recommend any modifications to its charter if and when appropriate to the Board for its approval.

Nominating Committee Charter

The Board has adopted a written charter for the Nominating Committee, which sets out the Nominating Committee's responsibilities, including;

  making recommendations to the Board with respect to the size, composition and structure of the Board;

  making recommendations to the Board with respect to the reorganization of responsibilities among committees, the creation of additional committees or subcommittees, or the elimination of committees;

  making recommendations to the Board with respect to the preferred experience and qualifications of new directors to be elected by shareholders;

  making recommendations to the Board with respect to qualified candidates for nomination for election to the Board at each annual general meeting of shareholders;

  making recommendations to the Board with respect to the appointment of qualified directors to each committee;

  making recommendations to the Board with respect to developing and overseeing an orientation program for new directors and a continuing education program for current directors;

  making recommendations to the Board with respect to Board succession; and

  conducting annual performance assessments of the Board.

A copy of the Nominating Committee Charter is available on our corporate website at www.medicuspharma.com/corporate-govenance/.

Audit Committee

Composition of the Audit Committee

Our Audit Committee is currently comprised of four members. Each member of our Audit Committee is a non-employee member of our Board. In addition, each member of our Audit Committee is financially literate, as required by the Nasdaq Rules and Canadian securities laws and our board of directors has determined that Robert J. Ciaruffoli qualifies as an "audit committee financial expert" as defined in applicable SEC rules. All of the members of our Audit Committee are "independent" members of our Board, as required by the Nasdaq Rules, Rule 10A-3 of the Exchange Act and Canadian securities laws.

Name	Whether Independent(1)	Whether Financially Literate(2)

Mr. Robert Ciaruffoli (3)	Independent	Financially Literate

Mr. Barry Fishman	Independent	Financially Literate

Mr. Frank Lavelle	Independent	Financially Literate

Dr. Sara R. May	Independent	Financially Literate

Notes:

(1) A member of the Audit Committee is independent if the member has no direct or indirect material relationship with the Company, which could, in the view of the Board, reasonably interfere with the exercise of a member's independent judgment.

(2) An individual is financially literate if he or she has the ability to read and understand a set of financial statements that present a breadth of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues that can reasonably be expected to be raised by the Company's financial statements.

(3) Chair of the Audit Committee.

Insider Trading Policy

The Board has adopted an insider trading policy to set forth basic guidelines for trading in our securities and to preserve our confidential information so as to avoid any situation that might have the potential to damage our reputation, or which could constitute a violation of applicable securities law by our officers, directors, or employees. Under this policy, "insiders" (i.e., officers, members of the Board and other individuals having access to material non public information) are prohibited from trading in common shares and other securities on the basis of such material non public information until after the information has been disclosed to the public. The obligation not to trade on inside information applies not only to our insiders, but also to persons who obtain such information from insiders and use it to their advantage. Thus, liability may be imposed upon us, our insiders and also outsiders who are the source of leaks of material information not yet disclosed to the public and the leaks coincide with purchases or sales of our securities (i) by such insiders or outsiders, (ii) by the us, or (iii) by "tippees" (including relatives, friends, investment analysts, etc.).

We have established scheduled "blackout periods" prohibiting sales or purchases by our directors and officers, and any other employee, independent contractor, or consultant of the Company who receives notice from our Chief Financial Officer that they are designated blacked out employees in respect of a given period prior to the release of financial results which continue until two business days after the time such information has been released to the public and which begin, (i) in the case of interim period financial results, ten business days prior to the end of the fiscal quarter; and (ii) in the case of annual financial results, ten business days before the end of the annual period. From time to time due to specific or anticipated events, we may feel it necessary to issue an unscheduled blackout period for a specific or indefinite period covering insiders or specific employees or groups.

In addition, we prohibit our employees, including our named executive officers and the members of our Board, from purchasing any financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) or otherwise engaging in transactions that are designed to or have the effect of hedging or offsetting any decrease in the market value of the Company's equity securities.

Item 11. Executive Compensation.

NAMED EXECUTIVE OFFICERS

Applicable U.S. and Canadian securities laws require the disclosure of compensation received by each named executive officer of the Company for the two most recently completed financial years.

During the financial year ended December 31, 2024, the Company has three named executive officers: Dr. Raza Bokhari (Chief Executive Officer), James Quinlan (Chief Financial Officer) and Dr. Edward Brennan (Chief Scientific Officer & Head of R&D Program).

Compensation of our named executive officers generally consists of the following elements: base salaries and participation in our equity incentive plan. The following table sets forth all compensation awarded to, or earned by, our named executive officers for the years ended December 31, 2024 and 2023.

Name and principal position	Fiscal Year Ended December 31,	Salary ($)	Share-based Awards ($)	Option-based Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)(1)	Total Compensation ($)
Dr. Raza Bokhari, Chief Executive Officer(2)	2024	-	-	100,856	-	-	-	100,856
	2023	-	-	132,601	-	-	-	132,601
James Quinlan, Chief Financial Officer	2024	318,269	-	40,342	-	-	125,000	483,611
	2023	93,969	-	66,300	-	-	100,000	260,269
Dr. Edward Brennan, Chief Scientific Officer & Head of R&D Program (3)	2024	325,710	-	40,342	-	-	125,000	491,052
	2023	79,424	-	39,780	-	-	75,000	194,204

(1) All Other Compensation means all other compensation not reported in any other column of this table.

(2) Dr. Raza Bokhari provided executive services to the Company through an agreement between Medicus and RBx, an entity controlled by Dr. Raza Bokhari. RBx also made available to the Company certain other management services and administrative and executive support. Reimbursable salaries paid to RBx pursuant to this agreement were $125,000 per month through November 2024. In December 2024, reimbursable salaries were changed to $100,000 per month.

(3) Dr. Edward Brennan served as our Chief Medical Officer from September 2023 to November 2024. Dr. Edward Brennan has served as our Chief Scientific Officer & Head of R&D Program since November 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning equity awards granted to our named executive officers that remained outstanding as of December 31, 2024.

	Option awards				Stock awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price (C$)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Dr. Raza Bokhari	250,000	-	1.16	10/24/2028	-	-	-	-
	-	50,000	3.95	12/17/2029	-	-	-	-
James Quinlan	125,000	-	1.16	10/24/2028	-	-	-	-
	-	20,000	3.95	12/17/2029	-	-	-	-
Dr. Edward Brennan	75,000	-	1.16	10/24/2028	-	-	-	-
	-	20,000	3.95	12/17/2029	-	-	-	-

(1) The options are scheduled to vest quarterly in four equal installments over one year from the grant date of December 17, 2024.

Incentive Plan Awards - Value Vested or Earned During the Year

For each Named Executive Officer, the following table sets forth: (1) the value of option-based awards which vested or were earned during the financial year ended December 31, 2024; (2) the value of share-based awards which vested or were earned during the financial year ended December 31, 2024; and (3) the value of non-equity incentive plan compensation earned during the financial year ended December 31, 2024.

Name	Year	Option-Based Awards- Value Vested During the Year(1)	Share-Based Awards - Value Vested During the Year	Non-Equity Incentive Plan Compensation - Value Earned During the Year
		($)	($)	($)

Dr. Raza Bokhari	2024	100,856	-	-

James Quinlan	2024	40,342	-	-

Dr. Edward Brennan	2024	40,342	-	-

Notes:

(1) Reflects the aggregate dollar value that would have been realized if the options had been exercised on the vesting date, calculated based on the difference between the market price of the underlying securities at exercise and the exercise price of the options on the vesting date.

Pension Plan Benefits

The Company does not have a pension plan in place and therefore no pension plan benefit awards were made to a director or named executive officer during the financial year ended December 31, 2024.

Termination and Change of Control Benefits

The termination benefits and change of control benefits for the named executive officers are described under the heading "-Employment and Consulting Agreements with Executive Officers" and under the heading "Security Based Compensation Plan-Summary of the Equity Incentive Plan-Termination of Employment or Service" and "Security Based Compensation Plan -Summary of the Equity Incentive Plan-Change of Control" below.

Oversight and Description of Named Executive Officer Compensation

The Company's Compensation Committee is responsible for the oversight of executive officer compensation. The Compensation Committee has established an executive compensation program, which includes equity compensation under the Equity Incentive Plan, and the other elements of compensation described herein.

In the performance of its duties, the Compensation Committee is expected to be focused on offering competitive compensation to attract, retain and motivate the best qualified executives for the Company to meet its goals while acting in the interests of the Company and its stakeholders, including but not limited to its shareholders, and pursing these objectives in a manner that is fiscally responsible.

Philosophy and Objectives

The compensation program for senior management of the Company is designed to ensure that the level and form of compensation achieves certain objectives, including:

(a) attracting and retaining talented, highly-qualified executives;

(b) motivating the short and long term performances of executives; and

(c) creating a corporate environment which aligns their interests with those of the Shareholders.

The compensation program is designed to provide competitive levels of compensation. The Company recognizes the need to provide a total compensation package that will attract and retain qualified and experienced executives as well as align the compensation level of each executive to that executive's level of responsibility. In general, the Company's named executive officers may receive compensation that is comprised of three components: (a) a base salary; and (b) equity participation through the Company's Equity Incentive Plan.

The Board and the Compensation Committee, as part of the annual review of executive compensation, considers the relationship between the Company's corporate strategy and compensation of executives, and the Company's compensation approach, policies and practices, to ensure that they encourage executives to consider the risks related to their decisions and actions, and that they do not encourage unnecessary or inappropriate risk taking. The Board and the Compensation Committee believe that the current compensation structure contains a well-balanced mix of base salary and equity incentives. The equity incentives utilize time vesting as a retention mechanism. Accordingly, the Board and the Compensation Committee have not identified any risks arising from the Company's compensation policies and practices that are reasonably likely to have a material adverse effect on the Company.

The named executive officers will not be permitted to purchase financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds, that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the Named Executive Officer.

Elements of Executive Compensation

Base Salary

In the view of the Company, paying base salaries which are competitive in the markets in which the Company operates is a first step to attracting and retaining talented, qualified and effective executives. Competitive salary information on companies earning comparative revenues in a similar industry is compiled from a variety of sources, including surveys conducted by independent consultants and national and international publications.

Equity Incentive Plan

The Company's executive compensation program includes the Company's Equity Incentive Plan. The primary goal of the Company's executive compensation program is to encourage share ownership and entrepreneurship on the part of the senior management and other employees. The Compensation Committee believes that the executive compensation program aligns the interests of the named executive officers with Shareholders by linking a component of executive compensation to the longer-term performance of the Company's Common Shares. Equity participation is accomplished through the executive compensation program. Awards are granted to senior executives taking into account a number of factors, including the amount and term of awards previously granted, base salary and competitive factors. All of the named executive officers are entitled to participate in the executive compensation program.

Compensation Process

The Company relies on its Compensation Committee, through discussion without any formal objectives, criteria or analysis, to determine the compensation of the Company's executive officers. The Compensation Committee has not established formal criteria or goals that are tied to total compensation or any significant element of total compensation. The Board is ultimately responsible for all forms of compensation for the Company's executive officers. The Board is responsible for reviewing the recommendations respecting compensation of other officers of the Company from time to time, to ensure such arrangements reflect the responsibilities and risks associated with each position. When determining compensation, the Compensation Committee considers a range of factors, including: (i) company performance and individual contributions against key performance indicators, and (ii) peer group benchmarking. The Compensation Committee annually reviews the applicability of the compensation peer group and adjusts the peer group, as necessary, to ensure it remains relevant and comparable with the ever-evolving size and scope of the Company's operations.

Risks Relating to the Company's Compensation Program

The Compensation Committee assesses whether the Company's compensation program supports the Company's principles and objectives and reviews the Company's compensation policies on a regular basis. As part of this process, the Compensation Committee considers the implications of the risks associated with the Company's compensation policies and practices, including the various components of the Company's compensation program. The Compensation Committee also considers the implication of the risks associated with the Company's compensation program, including: (i) the risk of executive officers taking inappropriate or excessive risks; (ii) the risk of inappropriate focus on achieving short-term goals at the expense of long-term return to Shareholders; (iii) the risk of encouraging aggressive accounting practices; and (iv) the risk of excessive focus on financial returns and operational goals at the expense of regulatory, environmental and health and safety considerations.

While the Company recognizes that no compensation program can fully mitigate these risks, the Compensation Committee and Board believe that many of these risks are mitigated by: (i) ensuring incentives tied to share ownership and vesting are weighted to span a number of years; (ii) avoiding narrowly focused performance goals which may encourage loss of focus on providing long-term Shareholder return; (iii) retaining adequate discretion over the application and implementation of the compensation program to insure that the Compensation Committee and Board retain their business judgment in assessing actual performance; (iv) awarding a significant portion of long-term incentive compensation in the form of security-based awards, which provide a direct link between corporate performance and the level of payout received; and (v) imposing restrictions on the ability of executives to participate in transactions that are designed to hedge or offset a decrease in market value of securities of the Company.

Incentive Plan Design

The ability of the Compensation Committee to consider factors such as personal contributions to corporate performance and non-financial based elements of corporate performance allows the Compensation Committee to consider whether executive officers have attempted to bolster short-term results at the expense of the long-term success of the Company in determining executive compensation. The incentive programs consist of a balance between annual focus through the bonus program and long-term focus through the executive compensation program. In addition, as the incentive program consists of fixed (i.e., base salary) and variable (i.e., awards under equity incentive plans) elements, the incentive for short-term risk taking is balanced with the incentive to focus on generating long-term sustainable value for Shareholders and other key stakeholders. There are no compensation policies and practices that are structured significantly different for any Named Executive Officers. The Compensation Committee and Board will continue to monitor compensation risk assessment practices on an ongoing basis to ensure that the Company's compensation program is appropriately structured.

This Oversight and Description of Director and Named Executive Officer Compensation was completed by the Company's Compensation Committee.

Employment and Consulting Agreements with Named Executive Officers

We have entered into written employment agreements with James Quinlan, our Chief Financial Officer, and Edward Brennan, our Chief Scientific Officer. Such agreements provide for a base salary, an annual discretionary bonus, notice and payment requirements upon termination without cause or as a result of a change in control, and payments following or in connection with any other termination or resignation. Mr. Quinlan and Mr. Brennan are also subject to non-solicitation and non-competition agreements prohibiting competing with us and soliciting our clients for a period of one year following termination and also prohibiting soliciting our employees, of officers, executives, or agents for a period of one year following termination.

Summaries of the written employment agreements are set out below and do not purport to be complete and is subject to, and qualified in its entirety by all of the provisions of the applicable employment agreements, which are available on the Company's SEDAR+ profile at www.sedarplus.ca.

James Quinlan, Chief Financial Officer

Initial Employment Agreement (September 1, 2023 - December 2, 2024)

On December 2, 2023, we entered into a five-year employment agreement with James Quinlan, our Chief Financial Officer (the "Initial Quinlan Employment Agreement"), effective as of September 1, 2023. Pursuant to the Initial Quinlan Employment Agreement, Mr. Quinlan's compensation includes (i) 50,000 initial stock options vested on the December 2, 2023 at a strike price calculated based on 10 days of volume weighted average price from the date of commencement of trading of the securities on the TSX Venture Exchange (the "TSXV"); (ii) one-time signing bonus of $100,000 disbursed at the time of commencement of employment; (iii) annual base salary of $300,000 (the "Quinlan Base Salary"); (iv) participation in a discretionary bonus plan, whereas, such bonus will be based on prescribed written performance milestones established by and at the discretion of the CEO subject to certain other factors, including the Company's performance, financial stability, and availability of cash, and whereas, such eligible bonus will increase in annual intervals starting from 60% of Quinlan Base Salary in the first year of employment to 100% of Quinlan Base Salary in the fifth year of employment; and a (v) 200,000 stock option share incentive plan, which vests at a rate of 50,000 per year for each completed year of employment commencing one year from December 2, 2023 at a strike price calculated based on 10 days of volume weighted average price from the date of commencement of trading of the securities on the TSXV.

Pursuant to the Quinlan Employment Agreement, (1) Mr. Quinlan's employment may be terminated without Cause by the Company upon three-month written notice at any time; absent the Company's determination otherwise as set forth in the notice, termination shall be effective immediately upon CEO's receipt of the written notice and (2) Mr. Quinlan may terminate his employment and the Quinlan Employment Agreement for Good Reason (as defined in the Quinlan Employment Agreement) upon 30 days written notice delivered to the Company.

Upon termination without cause by the Company or termination with Good Reason (as defined in the Quinlan Employment Agreement) by Mr. Quinlan, Mr. Quinlan will be entitled to the payment of (i) a severance payment at a rate equal to 100% of Quinlan Base Salary as in effect on the date of termination for a period of twelve (12) months from the date of termination; (ii) pro rata target discretionary bonus payment for the partial year worked by Mr. Quinlan up to the date notice is provided; (c) payment by the Company of any premiums pursuant to the Consolidated Omnibus Budget Reconciliation Act, based on Mr. Quinlan's health insurance election at time of termination, on Mr. Quinlan's behalf for the period of twelve months; and (d) payment of amounts which may be due and remaining unpaid at the time of termination of employment such as Quinlan Base Salary, vacation pay and expenses properly accrued as of the termination date. All payments made in connection with termination without cause or termination with Good Reason (as defined in the Quinlan Employment Agreement) will be subject to withholding under applicable law and shall be made in accordance with the Company's usual practice as in effect from time to time.

In the event of a Change of Control Transaction (as defined in the Quinlan Employment Agreement), any unvested options granted to Mr. Quinlan shall immediately vest.

Amended and Restated Employment Agreement (December 2, 2024 - present)

On December 2, 2024, we entered into an amended and restated five-year employment agreement with James Quinlan, our Chief Financial Officer (the "Amended Quinlan Employment Agreement"), effective as of December 2, 2024. Pursuant to the Amended Quinlan Employment Agreement, Mr. Quinlan's compensation includes (i) annual base salary of $350,000 (the "Amended Quinlan Base Salary"); (ii) participation in a discretionary bonus plan, whereas, such bonus will be based on prescribed written performance milestones established by and at the discretion of the CEO subject to certain other factors, including the Company's performance, financial stability, and availability of cash, and whereas, such eligible bonus will increase in annual intervals starting from 60% of Amended Quinlan Base Salary in the first year of employment to 100% of Amended Quinlan Base Salary in the fifth year of employment; and a (iii) discretionary stock option share incentive plan, which is solely at the discretion of the Compensation Committee or the Board of Directors of the Company and whereas Mr. Quinlan must be in active employment to receive.

Pursuant to the Amended Quinlan Employment Agreement, Mr. Quinlan's employment may be terminated without Cause by the Company upon a three-month advance notice. Upon termination without cause by the Company, Mr. Quinlan will be entitled to the payment of (i) a payment equivalent to twelve (12) months of Base Pay and which shall be paid on regularly scheduled pay dates over such twelve (12) month period; (ii) pro rata target discretionary bonus payment for the partial year worked by Mr. Quinlan up to the date notice is provided; (c) benefit plan contributions necessary to maintain the Mr. Quinlan's participation during the three-month notice period in all benefit plans provided to the Mr. Quinlan by the Company immediately before the termination; and (d) payment of amounts which may be due and remaining unpaid at the time of termination of employment such as Quinlan Base Salary, vacation pay and expenses properly accrued as of the termination date.

In the event of a Change of Control Transaction (as defined in the Amended Quinlan Employment Agreement), any unvested options granted to Mr. Quinlan shall immediately vest.

Dr. Edward Brennan, Chief Scientific Officer (formerly Chief Medical Officer)

Initial Employment Agreement (September 1, 2023 - December 2, 2024)

On May 23, 2024, we entered into a five-year employment agreement with Dr. Edward Brennan, our Chief Medical Officer (as he then was) (the "Brennan Employment Agreement"), effective as of September 1, 2023. Pursuant to the Brennan Employment Agreement, Mr. Brennan's compensation includes (i) 50,000 initial stock options vested on May 23, 2024 at a strike price calculated based on 10 days of volume weighted average price from the date of commencement of trading of the securities on the TSXV; (ii) one-time signing bonus of $75,000 disbursed at the time of commencement of employment; (iii) annual base salary of $295,000 (the "Brennan Base Salary"); (iv) participation in a discretionary bonus plan, whereas, such bonus will be based on prescribed written performance milestones established by and at the discretion of the CEO subject to certain other factors, including the Company's performance, financial stability, and availability of cash, and whereas, such eligible bonus will increase in annual intervals starting from 60% of Brennan Base Salary in the first year of employment to 100% of Brennan Base Salary in the fifth year of employment; and a (v) 100,000 stock option share incentive plan, which vests at a rate of 25,000 per year for each completed year of employment commencing one year from May 23, 2024 at a strike price calculated based on 10 days of volume weighted average price from the date of commencement of trading of the securities on the TSXV.

Pursuant to the Brennan Employment Agreement, Mr. Brennan's employment may be terminated without Cause by the Company upon two-month written notice at any time; absent the Company's determination otherwise as set forth in the notice, termination shall be effective immediately upon CEO's receipt of the written notice. Upon termination without cause, Mr. Brennan will be entitled to the payment of (i) a severance payment equivalent to six months' of Brennan Base Salary; (ii) pro rata target discretionary bonus payment for the partial year worked by Mr. Brennan up to the date notice is provided; (c) benefit plan contributions necessary to maintain the Mr. Brennan's participation during the two-month notice period in all benefit plans provided to the Mr. Brennan by the Company immediately before the termination; and (d) payment of amounts which may be due and remaining unpaid at the time of termination of employment such as Brennan Base Salary, vacation pay and expenses properly accrued as of the termination date. All payments made in connection with termination without cause will be subject to withholding under applicable law and shall be made in accordance with the Company's usual practice as in effect from time to time.

Mr. Brennan may resign upon 60 days' notice, however, it is understood and agreed that the Company shall be entitled to waive all or part of that notice and accept the Mr. Brennan's resignation effective at an earlier date, subject to providing Mr. Brennan with payment of amounts which may be due and are unpaid at the time of the resignation such as Brennan Base Salary, vacation pay and expenses properly accrued up to the end of the 60 day notice period.

In the event of a Change of Control Transaction (as defined in the Brennan Employment Agreement), any unvested options granted to Mr. Brennan shall immediately vest.

Amended and Restated Employment Agreement (December 2, 2024 - present)

On December 2, 2024, we entered into an amended and restated five-year employment agreement with Dr. Edward Brennan for employment as our Chief Scientific Officer (the "Amended Brennan Employment Agreement"), effective as of December 2, 2024. Pursuant to the Amended Brennan Employment Agreement, Mr. Brennan's compensation includes (i) annual base salary of $325,000 (the "Amended Brennan Base Salary"); (ii) participation in a discretionary bonus plan, whereas, such bonus will be based on prescribed written performance milestones established by and at the discretion of the CEO subject to certain other factors, including the Company's performance, financial stability, and availability of cash, and whereas, such eligible bonus will increase in annual intervals starting from 60% of Amended Brennan Base Salary in the first year of employment to 100% of Amended Brennan Base Salary in the fifth year of employment; and a (iii) discretionary stock option share incentive plan, which is solely at the discretion of the Compensation Committee or the Board of Directors of the Company and whereas Mr. Brennan must be in active employment to receive.

Pursuant to the Amended Brennan Employment Agreement, Mr. Brennan's employment may be terminated without Cause by the Company upon a two-month advance notice. Upon termination without cause by the Company, Mr. Brennan will be entitled to the payment of (i) a payment equivalent to six (6) months of Base Pay and which shall be paid on regularly scheduled pay dates over such six (6) month period; (ii) pro rata target discretionary bonus payment for the partial year worked by Mr. Brennan up to the date notice is provided; (c) benefit plan contributions necessary to maintain the Mr. Brennan's participation during the two-month notice period in all benefit plans provided to the Mr. Brennan by the Company immediately before the termination; and (d) payment of amounts which may be due and remaining unpaid at the time of termination of employment such as Amended Brennan Base Salary, vacation pay and expenses properly accrued as of the termination date.

In the event of a Change of Control Transaction (as defined in the Amended Brennan Employment Agreement), any unvested options granted to Mr. Brennan shall immediately vest.

Liability Insurance of Directors and Officers

The Company has directors' and officers' liability insurance coverage for losses to the Company if the Company is required to reimburse directors and officers, where permitted, and for direct indemnity of directors and officers where corporate reimbursement is not permitted by law. The insurance protects the Company against liability (including costs), subject to standard policy exclusions, which may be incurred by directors and/or officers acting in such capacity for the Company. All directors and officers are covered by the policy and the amount of insurance applies to all directors and officers equally. This insurance provides a coverage limit of $10,000,000. For the year ended December 31, 2024, the Company paid $299,733 in liability insurance premium for our directors and our officers.

DIRECTOR COMPENSATION

Compensation of our directors generally consists of annual retainer fees and the Board and committee meeting fees, which are paid on a quarterly basis. There are no special arrangements between us and any director with respect to fees. Our directors are also entitled to participate in our equity incentive plan. Our executive officers who also act as directors do not receive any additional compensation for services rendered in their capacities as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all compensation awarded to, or earned by, our non-executive directors for the year ended December 31, 2024.

Director	Fees earned ($)(1)	Share-based Awards ($)	Option-based Awards ($)	Non- equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total Compensation ($)
Dr. Larry Kaiser	60,000	-	30,257	-	-	-	90,257
Robert J. Ciaruffoli	75,000	-	30,257	-	-	-	105,257
Frank Lavelle	60,000	-	30,257	-	-	-	90,257

Director	Fees earned ($)(1)	Share-based Awards ($)	Option-based Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total Compensation ($)
William L. Ashton	50,000	-	30,257	-	-	-	80,257
Barry Fishman	60,000	-	30,257	-	-	-	90,257
Dr. Sara R. May(2)	30,000	-	76,051	-	-	-	106,051

(1) All non-executive directors were paid $50,000 annually, in quarterly installments, as compensation for Board membership in 2024. In addition, committee Chairs received an annual compensation of $10,000, other than the Chair of the Audit Committee, who received $15,000, and Mr. Ciaruffoli, as the lead director, who received an additional $10,000 per annum.

(2) Dr. Sara R. May joined the Board in June 2024.

Directors' Service Contracts

There are no arrangements or understandings between us, on the one hand, and any of our directors, on the other hand, providing for benefits upon termination of their service as directors of our company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common shares as of April 15, 2025, by:

  each person known by us to be the beneficial owner of more than 5% of our outstanding common shares;

  each of our executive officers and directors; and

  all our executive officers and directors as a group.

The number of shares beneficially owned by each shareholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 13,428,561 common shares outstanding as of April 15, 2025. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, common shares subject to options, warrants, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of April 15, 2025 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Shares
Directors and Executive Officers of Medicus Pharma Ltd.(1)
Dr. Raza Bokhari	1,055,673 (2)	7.3%
James Quinlan	283,147(3)	2.1%
Carolyn Bonner	83,905(4)	*
Edward Brennan	190,500(5)	1.4%
Faisal Mehmud	-	*
William L. Ashton	30,000(6)	*
Robert J. Ciaruffoli	41,250(7)	*
Frank Lavelle	54,372(8)	*
Larry Kaiser	28,750 (9)	*
Barry Fishman	28,750(10)	*
Sara R. May	28,750(11)	*
All officers and directors as a group (11 individuals)	1,825,097	13.0%
Five Percent Holders of Medicus Pharma Ltd.
Dr. Kenneth Melani	3,323,741(12)	24.8%
Ajay Raju	2,000,000(13)	14.9%
John Hathaway	800,952(14)	6.0%

* Less than one percent.

(1) Unless otherwise noted, the business address of each of our directors and executive officers is 300 Conshohocken State Rd., Suite 200 W. Conshohocken, PA 19428.

(2) Includes 793,173 common shares held by RBx Capital, LP, an entity controlled by Dr. Raza Bokhari. Dr. Raza Bokhari may be deemed the beneficial owner of securities held by RBx Capital, LP. Includes 262,500 common shares underlying stock options that are currently exercisable.

(3) Includes 130,000 common shares underlying stock options and 24,000 common shares underlying Public Warrants that are currently exercisable.

(4) Includes 65,000 common shares underlying stock options that are currently exercisable.

(5) Includes 80,000 common shares underlying stock options and 24,000 common shares underlying Public Warrants that are currently exercisable.

(6) Includes 28,750 common shares underlying stock options that are currently exercisable.

(7) Includes 28,750 common shares underlying stock options that are currently exercisable.

(8) Includes 28,750 common shares underlying stock options that are currently exercisable.

(9) Includes 28,750 common shares underlying stock options that are currently exercisable.

(10) Includes 28,750 common shares underlying stock options that are currently exercisable.

(11) Includes 28,750 common shares underlying stock options that are currently exercisable.

(12) Includes 2,914,330 common shares held by Velocity Fund Partners, LP, an entity controlled by Dr. Kenneth R. Melani. Dr. Kenneth R. Melani's address is 1100 Stonegate Manor, Cheswick, PA 15024.

(13) Includes 2,000,000 common shares held of record by 215 Capital Togo PHL Fund I, LP. Ajay Raju's address is Two Liberty Place, 50 S. 16th Street, Suite 2710, Philadelphia, PA 19102.

(14) Includes 800,952 common shares held of record by SkinJect Partners LLC, an entity controlled by John Hathaway. John Hathaway's address is 285 Kappa Drive, Suite 100, Pittsburgh, PA 15238.

Based upon a review of the information provided to us by our transfer agent, as of April 15, 2025, there were approximately 148 record holders of our common shares, one holder of record of our Public Warrants and one holder of record of our 2030 Warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

SECURITY BASED COMPENSATION PLAN

Effective upon the completion of the Business Combination with SkinJect, Inc., on September 29, 2023, the Board adopted the equity incentive plan, which was first approved by the Shareholders on July 28, 2023 (the "Equity Incentive Plan"). The Equity Incentive Plan is a "rolling up to 10% and fixed up to 10%" security-based compensation plan, within the meaning of Policy 4.4 - Security Based Compensation of the TSXV. The Equity Incentive Plan is: a "rolling" plan pursuant to which the number of Common Shares that are issuable pursuant to the exercise of Options granted under the Equity Incentive Plan shall not exceed 10% of the issued and outstanding Common Shares as at the date of any Option grant; and a "fixed" plan under which the number of Common Shares that are issuable pursuant to all Awards (as defined below) other than Options granted under the Equity Incentive Plan and under any other security based compensation plan, in the aggregate is a maximum of 10% of the issued and outstanding Common Shares as at the effective date of implementation of the Equity Incentive Plan. The Equity Incentive Plan allows for the issuance of restricted share units ("RSUs") and Options (together with RSUs, "Awards").

Summary of the Equity Incentive Plan

The following is a summary of certain provisions of the Equity Incentive Plan. It does not purport to be complete and is subject to, and is qualified in its entirety by all of the provisions of the Equity Incentive Plan, which is available on the Company's SEDAR+ profile at www.sedarplus.ca. Capitalized terms that are not expressly defined in this section have the meanings ascribed thereto in the Equity Incentive Plan.

Purpose

The purpose of the Equity Incentive Plan is to (i) assist in the attraction, retention and motivation of directors, consultants, and key employees of the Company and its Designated Affiliates (as defined in the Equity Incentive Plan), (ii) link the reward of such persons to shareholder value creation, and (iii) align the interests of the directors, consultants, and key employees of the Company with its shareholders by providing an opportunity to receive Common Shares in the Company.

Administration of the Equity Incentive Plan

The Equity Incentive Plan is administered by the Compensation Committee which has full authority to administer the Equity Incentive Plan, including the authority to: (i) interpret and construe any provision of the Equity Incentive Plan; (ii) adopt, amend, and rescind such rules and regulations for administering the Equity Incentive Plan as the Compensation Committee deems necessary or desirable in order to comply with the requirements of the Equity Incentive Plan subject in all cases to compliance with regulatory requirements; (iii) permit an Option to be exercised by way of a "cashless exercise" or "net exercise" basis on terms established by the Compensation Committee in its sole discretion and in accordance with the policies of the TSXV, or such other principal market on which the Common Shares are then traded as designated by the Compensation Committee (the "Stock Exchange"). All actions taken and all interpretations and determinations made by the Compensation Committee in good faith shall be final and conclusive and shall be binding on the Participants (as defined in the Equity Incentive Plan) and the Company. The Equity Incentive Plan is administered in accordance with the rules and policies of the TSXV by the Compensation Committee so long as the Common Shares are listed on the TSXV.

Eligibility

The Compensation Committee determines the employees, directors and consultants of the Company who are eligible to participate in the Equity Incentive Plan. The extent to which any Participant is entitled to receive a grant of an Award pursuant to the Equity Incentive Plan will be determined in the sole and absolute discretion of the Compensation Committee. For Awards granted to eligible directors, eligible employees and consultants, the Company and the Participant are responsible for ensuring and confirming that the Participant is a bona fide eligible director, eligible employee or consultant, as the case may be.

The maximum number of Common Shares reserved for issue pursuant to Awards granted under the Equity Incentive Plan to Participants who are Insiders (within the meaning of the policies of the TSXV), as a group, in any 12-month period shall not exceed 10% of the number of Common Shares then outstanding, unless disinterested shareholder approval is received therefor in accordance with the policies of the Stock Exchange.

The maximum number of Common Shares reserved for issue pursuant to Awards granted under the Equity Incentive Plan to Participants who are Insiders (as a group) at any point in time shall not exceed 10% of the number of Common Shares then outstanding, unless disinterested shareholder approval is received therefor in accordance with the policies of Stock Exchange.

The maximum number of Common Shares reserved for issue under Awards granted to any one Participant in any 12- month period shall not exceed 5% of the number of Common Shares then outstanding, unless disinterested shareholder approval is received therefor in accordance with the policies of the Stock Exchange.

The maximum number of Common Shares reserved for issue under Awards granted to any one consultant in any 12- month period shall not exceed 2% of the number of Common Shares then outstanding.

The maximum number of Common Shares reserved for issue under Options granted to all Participants conducting Investor Relations Activities (as defined in the Equity Incentive Plan) in any 12-month period shall not exceed, in the aggregate, 2% of the number of Common Shares then outstanding. Options granted to Participants performing Investor Relations Activities shall vest in stages over a 12-month period, with no more than one-quarter of the Options vesting in any three-month period. The Directors (as defined in the Equity Incentive Plan) shall, through the establishment of appropriate procedures, monitor the trading in the securities of the Company by all Participants performing Investor Relations Activities. No acceleration of the vesting provisions of Options granted to persons retained to provide Investor Relations Activities is allowed without the prior acceptance of the Stock Exchange.

Awards

The Equity Incentive Plan provides for the grant of Options and RSUs.

Options

An Option is an option granted by the Company to a Participant entitling such Participant to acquire a designated number of Common Shares from treasury at the Exercise Price (as defined below), subject to the provisions of the Equity Incentive Plan. For greater certainty, the Company is obligated to issue and deliver the designated number of Common Shares on the exercise of an Option and shall have no independent discretion to settle an Option in cash or other property other than Common Shares issued from treasury. For the avoidance of doubt, no Dividend Equivalents (as defined in the Equity Incentive Plan) shall be granted in connection with an Option.

Subject to the provisions set forth in the Equity Incentive Plan and any shareholder or regulatory approval which may be required, the Compensation Committee shall, from time to time by resolution, in its sole discretion, (a) designate the eligible director, eligible employee or consultant who may receive Options under the Equity Incentive Plan, (b) fix the number of Options, if any, to be granted to each eligible director, eligible employee or consultant and the date or dates on which such Options shall be granted, (c) subject to Section 3.04 of the Equity Incentive Plan, determine the price per Common Share to be payable upon the exercise of each such Option, (d) determine the relevant vesting provisions (including performance criteria, if applicable) and (e) determine the term of the Options, the whole subject to the terms and conditions prescribed in the Equity Incentive Plan or in any stock option agreement, and any applicable rules of the Stock Exchange.

Each Option granted to a Participant may be evidenced by a stock option notice or stock option agreement setting out terms and conditions consistent with the provisions of the Equity Incentive Plan and may be subject to any other terms and conditions (including without limitation any recoupment, reimbursement or claw-back compensation policy as may be adopted by the Compensation Committee from time to time) which are not inconsistent with the Equity Incentive Plan and which the Compensation Committee deems appropriate for inclusion in an Option, which terms and conditions need not be the same in each case and which terms and conditions may be changed from time to time.

The price per share (the "Exercise Price") at which any Common Share which is the subject of an Option may be purchased shall be determined by the Compensation Committee at the time the Option is granted, provided that the Exercise Price shall be not less than the closing price of the Common Shares on the Stock Exchange on the last trading day immediately preceding the date of the grant of such Option less the maximum discount, if any, permitted by the Stock Exchange or, if the Common Shares are not then listed on any Stock Exchange, the Exercise Price shall not be less than the fair market value of the Common Shares as may be determined by the Directors on the day immediately preceding the date of the grant of such Option. Disinterested shareholder approval shall be required for any reduction in the Exercise Price of any Option if the Optionee (as defined in the Equity Incentive Plan) is an Insider of the Company at the time of the proposed amendment to the Exercise Price.

If Options granted under the Equity Incentive Plan are surrendered, terminate or expire without being exercised in whole or in part, new Options may be granted covering the Common Shares not purchased under such lapsed Options (or such lapsed stock options).

Except as otherwise specifically provided in the Equity Incentive Plan or in any employment contract, Options may be exercised by the optionee in whole at any time, or in part from time to time (in each case to the nearest full common share), during the Option Period only in accordance with the vesting schedule, if any, determined by the Compensation Committee, in its sole and absolute discretion, subject to the applicable requirements of the Stock Exchange, at the time of the grant of the Option, which vesting schedule may include performance vesting or acceleration of vesting in certain circumstances and which may be amended or changed by the Compensation Committee from time to time with respect to a particular Option. If the Compensation Committee does not determine a vesting schedule at the time of the grant of any particular Option, such Option shall be exercisable in whole at any time, or in part from time to time, during the Option Period, subject to the applicable requirements of the Stock Exchange. In the event that the Common Shares are listed on the TSXV, Options with an Exercise Price based on the discounted market price (as such term is defined in the policies of the TSXV), and the Common Shares issuable upon the exercise thereof, shall be subject to the restricted period and legending requirements imposed by the policies of the TSXV.

RSUs

An RSU is an Award that is a bonus for services rendered in the year of grant, that, upon settlement, entitles the recipient Participant to receive a cash payment equal to the market value of a common share or, at the sole discretion of the Compensation Committee, a Common Share, and subject to such restrictions and conditions on vesting as the Compensation Committee may determine at the time of grant, unless such RSU expires prior to being settled. Restrictions and conditions on vesting may, without limitation, be based on the passage of time during continued employment or other service relationship, the achievement of specified performance criteria or both.

Subject to the provisions of the Equity Incentive Plan and any shareholder or regulatory approval which may be required, the Compensation Committee shall, from time to time by resolution, in its sole discretion, (a) designate the eligible director, eligible employee or consultant who may receive RSUs under the Equity Incentive Plan, provided such person was not retained to provide Investor Relations Activities, (b) fix the number of RSUs, if any, to be granted to each eligible director, eligible employee or consultant and the date or dates on which such RSUs shall be granted, (c) determine the relevant conditions, vesting provisions and the restriction period of such RSUs, and (d) determine any other terms and conditions applicable to the granted RSUs, which need not be identical and which, without limitation, may include non- competition provisions, subject to the terms and conditions prescribed in the Equity Incentive Plan, in any RSU agreement, and any applicable rules of the Stock Exchange.

Subject to the vesting and other conditions and provisions in the Equity Incentive Plan, all RSUs will vest in accordance with the terms of the RSU agreement entered into in respect of such RSUs, provided that no RSUs may vest for one year from the date of issuance.

Subject to the vesting and other conditions and provisions in the Equity Incentive Plan and in the applicable RSU agreement, each RSU awarded to a Participant shall entitle the Participant to receive, on settlement, a cash payment equal to the market value of a common share, or, at the discretion of the Compensation Committee, one common share or any combination of cash and Common Shares as the Compensation Committee in its sole discretion may determine, in each case less any applicable withholding taxes. For greater certainty, no Participant shall have any right to demand to be paid in, or receive, Common Shares in respect of any RSU, and, notwithstanding any discretion exercised by the Compensation Committee to settle any RSU, or a portion thereof, in the form of Common Shares, the Compensation Committee reserves the right to change such form of payment at any time until payment is actually made.

Persons who provide Investor Relations Activities shall not receive any Awards other than Options.

The Compensation Committee shall have sole discretion to (a) determine if any vesting conditions with respect to a RSU, including any performance criteria or other vesting conditions contained in the applicable RSU agreement, have been met, (b) waive the vesting conditions applicable to RSUs (or deem them to be satisfied), and (c) extend the restriction period with respect to any grant of RSUs, provided that any such extension shall not result in the restriction period for such RSUs extending beyond the RSU Outside Expiry Date (as defined below) and, provided, further, that any such determination, waiver or extension to an RSU granted to an eligible director, eligible employee or consultant who is a U.S. person shall be made in accordance with Section 409A of the U.S. Code. The Corporation shall communicate to a Participant, as soon as reasonably practicable, the date on which all such applicable vesting conditions in respect of a grant of RSUs to the Participant have been satisfied, waived or deemed satisfied and such RSUs have vested (the "Vesting Date").

The cash payment obligation arising in respect of the redemption and settlement of a vested RSU shall be equal to the market value of a Common Share as of the applicable Redemption Date (as defined in the Equity Incentive Plan), subject to any adjustments and any withholding required pursuant to the Equity Incentive Plan.

If the Company (or applicable Designated Affiliate) elects to settle all or a portion of the cash payment obligation arising in respect of the redemption of a Participant's vested RSUs by the issuance of Common Shares, the Company shall, subject to any adjustments and any withholding required pursuant to the Equity Incentive Plan, issue to the Participant (or the legal representative of the Participant, if applicable), for each vested RSU which the Company (or applicable Designated Affiliate) elects to settle in Common Shares, one Common Share. Where, as a result of any adjustment in accordance with any withholding required pursuant to the Equity Incentive Plan, the aggregate number of Common Shares to be received by a Participant upon an election by the Company (or applicable Designated Affiliate) to settle all or a portion of the Participant's vested RSUs in Common Shares includes a fractional Common Share, the aggregate number of Common Shares to be received by the Participant shall be rounded down to the nearest whole number of Common Shares.

Dividend equivalents may, as determined by the Compensation Committee in its sole discretion, be awarded as a bonus for services rendered in the year awarded in respect of unvested RSUs in a Participant's account on the same basis as cash dividends declared and paid on Common Shares as if the Participant was a shareholder of record of Common Shares on the relevant record date. Dividend equivalents, if any, will be credited to the Participant's account in additional RSUs, the number of which shall be equal to a fraction where the numerator is the product of (a) the number of RSUs in such Participant's account on the date that dividends are paid multiplied by (b) the dividend paid per common share and the denominator of which is the market value of a common share calculated as of the date that dividends are paid. Any additional RSUs credited to a Participant's account as a dividend equivalent shall be subject to the same terms and conditions (including vesting, restriction periods and expiry) as the RSUs in respect of which such additional RSUs are credited.

In the event that the Participant's applicable RSUs do not vest, all dividend equivalents, if any, associated with such RSUs will be forfeited by the Participant.

In the event that the limits set forth in the Equity Incentive Plan prevent the Company from satisfying its obligations under any dividend equivalent, or the Company elects in its sole and absolute discretion, the Company shall be permitted to settle any dividend equivalent issued under the Equity Incentive Plan in cash. Any such cash payments shall be calculated by multiplying the number of RSUs to be redeemed for cash by the market value per common share as at the settlement date.

Expiry Date of Awards

Options

The Option Period for each Option shall be such period of time as shall be determined by the Compensation Committee, subject to amendment by an employment contract, provided that in no event shall an Option Period exceed ten years. The expiration date of an Option will be the date fixed by the Directors with respect to such Option unless such expiration date falls within a Blackout Period (as defined in the Equity Incentive Plan) or, except with respect to an Option held by a U.S. Person, within ten days after a Blackout Period Expiry Date (as defined in the Equity Incentive Plan), in which case the expiration date of the Option will be the date which is ten Business Days after the Blackout Period Expiry Date. Disinterested shareholder approval shall be required for the extension of any Option Period if the optionee is an Insider of the Company at the time of the proposed amendment to the Option Period.

RSUs

No payment, whether in cash or in Common Shares, shall be made in respect of the settlement of any RSUs later than December 15th of the third (3rd) calendar year following the end of the calendar year in respect of which such RSU is granted (the "RSU Outside Expiry Date").

Termination of Employment or Service

Options

If a Participant shall:

(a) cease to be a director of the Company or Designated Affiliate, as the case may be, (and is not or does not continue to be an employee thereof), for any reason (other than death); or

(b) cease to be employed by, or provide services to, the Company or Designated Affiliate (and is not or does not continue to be a director or officer thereof), or any corporation engaged to provide services to the Company or Designated Affiliate, for any reason (other than death) or shall receive notice from the Company or any Designated Affiliate of the termination of their employment contract;

(the earliest to occur of any of the foregoing events being referred to herein as a "Termination"), except as otherwise provided in any employment contract, such Participant may, but only within the 90 days next succeeding such Termination (or, subject to the limitations set forth below, such other period of time as may be determined by the Board), exercise the Options to the extent that such Participant was entitled to exercise such Options at the date of such Termination. Notwithstanding the foregoing or any employment contract, in no event shall such right extend beyond the Option Period or one year from the date of Termination, whichever is earlier.

If a Participant or, in the case of a consultant which is not an individual, the primary individual providing services to the Company or Designated Affiliate on behalf of the consultant, shall die, any outstanding Option held by such Participant or Consultant at the date of such death shall become immediately exercisable notwithstanding Section 3.07 of the Equity Incentive Plan, and shall be exercisable in whole or in part only by the person or persons to whom the rights of the Optionee under the Option shall pass by the will of the Optionee or the laws of descent and distribution for a period of 12 months after the date of death of the Optionee or prior to the expiration of the Option Period in respect of the Option, whichever is earlier, and then only to the extent that such Optionee was entitled to exercise the Option at the date of the death of such Optionee in accordance with Sections 3.07, 3.08 and 3.12 of the Equity Incentive Plan.

RSUs

If a Participant shall:

(a) cease to be a director of the Company or Designated Affiliate, as the case may be, (and is not or does not continue to be an employee thereof), for any reason (other than death); or

(b) cease to be employed by, or provide services to, the Company (and is not or does not continue to be a director or officer thereof), or any corporation engaged to provide services to the Company, for any reason (other than death) or shall receive notice from the Company of the termination of their employment contract;

(the earliest to occur of any of the foregoing events being referred to as a Termination, the Participant's participation in the Equity Incentive Plan shall be terminated immediately, all RSUs credited to such Participant's Account that have not vested shall be forfeited and cancelled, and the Participant's rights that relate to such Participant's unvested RSUs shall be forfeited and cancelled on the date of such Termination. Notwithstanding the foregoing, if the Compensation Committee, in its sole discretion, instead accelerates the vesting or waives vesting conditions with respect to all or some portion of outstanding unvested RSUs, the date of such action is the Vesting Date.

If a Participant or, in the case of a consultant which is not an individual, the primary individual providing services to the Company on behalf of the consultant, shall die, any unvested RSUs in the Participant's Account as at the date of such death relating to a restriction period in progress shall become immediately forfeited and cancelled. For greater certainty, where a Participant's employment or service relationship with the Company is terminated as a result of death following the satisfaction of all vesting conditions in respect of particular RSUs but before receipt of the corresponding distribution or payment in respect of such RSUs, the Participant shall remain entitled to such distribution or payment. Notwithstanding the foregoing, if the Compensation Committee, in its sole discretion, instead accelerates the vesting or waives vesting conditions with respect to all or some portion of outstanding unvested RSUs, the date of such action is the Vesting Date.

Amendment of the Equity Incentive Plan

Subject to certain restrictions, the Compensation Committee shall have the right without the approval of the shareholders of the Company to make certain amendments to the Equity Incentive Plan, including but not limited to the following amendments:

(a) any amendment of a "housekeeping" nature, including, without limitation, amending the wording of any provision of the Equity Incentive Plan for the purpose of clarifying the meaning of existing provisions or to correct or supplement any provision of the Equity Incentive Plan that is inconsistent with any other provision of the Equity Incentive Plan, correcting grammatical or typographical errors and amending the definitions contained within the Equity Incentive Plan;

(b) any amendment to comply with the rules, policies, instruments and notices of any regulatory authority to which the Company is subject, including the Stock Exchange, or to otherwise comply with any applicable law or regulation;

(c) other than changes to the expiration date and the exercise price of any Award, any amendment, with the consent of the Participant, to the terms of any Award previously granted to such Participant under the Equity Incentive Plan;

(d) any amendment to the provisions concerning the effect of the termination of any Participant's position, employment or services on such Participant's status under the Equity Incentive Plan;

(e) any amendment to the categories of persons who are Participants; and

(f) any amendment respecting the administration or implementation of the Equity Incentive Plan.

Subject to the provisions of the Equity Incentive Plan, the Compensation Committee also has the right, with the approval of the shareholders of the Company by ordinary resolution including, if required by the applicable Stock Exchange, disinterested shareholder approval, to make any amendment to the Equity Incentive Plan not contemplated above, including, but not limited to:

(a) any change to the number of Common Shares issuable from treasury under the Equity Incentive Plan, including an increase to the fixed maximum percentage or number of Common Shares or a change from a fixed maximum percentage of Common Shares to a fixed maximum number of Common Shares or vice versa other than an adjustment pursuant to Section 6.07 of the Equity Incentive Plan;

(b) any amendment which reduces the exercise price of any Award, other than an adjustment pursuant to Section 6.07 of the Equity Incentive Plan; provided, however, that, for greater certainty, disinterested shareholder approval will be required for any amendment which reduces the exercise price of any Option if the Participant is an Insider of the Company at the time of the proposed amendment;

(c) any amendment which extends the expiry date of an Award, or the restriction period of any RSU beyond the original expiry date or restriction period, except in the event of an extension due to a blackout period;

(d) any amendment which cancels any Award and replaces such Award with an Award which has a lower exercise price or other entitlement, other than an adjustment pursuant to Section 6.07 of the Equity Incentive Plan;

(e) any amendment which would permit Awards to be transferred or assigned by any Participant other than as allowed by Section 6.03 of the Equity Incentive Plan; and

(f) any amendments to the amendment provisions of the Equity Incentive Plan.

Notwithstanding the foregoing: any amendment to the Equity Incentive Plan shall be subject to the receipt of all required regulatory approvals including, without limitation, the approval of the Stock Exchange.

Change of Control

In the event that:

(a) the Company seeks or intends to seek approval from the shareholders of the Company for a transaction which, if completed, would constitute an Acceleration Event (as defined below); or

(b) a person makes a bona fide offer or proposal to the Company or the shareholders of the Company which, if accepted or completed, would constitute an Acceleration Event,

the Company shall send notice to all Optionees of such transaction, offer or proposal as soon as practicable and, provided that the Committee has determined that no adjustment will be made pursuant to Section 6.06 of the Plan, (i) the Committee may, by resolution and notwithstanding any vesting schedule applicable to any Option or Section 3.07 of the Plan, permit all Options outstanding which have restrictions on their exercise to become immediately exercisable during the period specified in the notice (but in no event later than the applicable expiry date of an Option) and prior to such transaction, offer or proposal, so that the Optionee may participate in such transaction, offer or proposal, and (ii) the Committee may accelerate the expiry date of such Options and the time for the fulfillment of any conditions or restrictions on such exercise.

An "Acceleration Event" means:

(i) the acquisition by any person of beneficial ownership of more than 50% of the votes attached to the outstanding voting securities of the Company, by means of a take-over bid or otherwise;

(ii) any consolidation, merger, statutory amalgamation or arrangement involving the Company and pursuant to which the Company will not be the continuing or surviving corporation or pursuant to which the Common Shares will be converted into cash or securities or property of another entity, other than a transaction involving the Company and in which the shareholders of the Company immediately prior to the completion of the transaction will have the same proportionate ownership of the surviving corporation immediately after the completion of the transaction;

(iii) a separation of the business of the Company into two or more entities;

(iv) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company to another entity; or

(v) the approval by the shareholders of the Company of any plan of liquidation or dissolution of the Company.

If there is a consolidation, merger or statutory amalgamation or arrangement of the Company with or into another corporation, a separation of the business of the Company into two or more entities or a sale, lease exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company to another entity, upon the exercise or settlement, as applicable, of an Award under the Equity Incentive Plan the holder thereof shall be entitled to receive the securities, property or cash which the holder would have received upon such consolidation, merger, amalgamation, arrangement, separation or transfer if the holder had been the holder of Common Shares immediately prior to effective time of such event, unless the Committee otherwise determines appropriate adjustments or substitutions to be made in such circumstances in order to maintain the economic rights of the Participant in respect of such Award in connection with such event.

Non-Assignable

No rights under the Equity Incentive Plan and no Award granted pursuant to the Equity Incentive Plan are assignable or transferable by any Participant other than pursuant to a will or by the laws of descent and distribution.

Securities Authorized for Issuance under The Equity Incentive Plan

The following table sets forth the number of common shares to be issued, including upon exercise of outstanding convertible securities, pursuant to the Company's equity compensation plans, the weighted average exercise price of such outstanding convertible securities and the number of common shares remaining available for future issuance under equity compensation plans as at December 31, 2024.

Plan Category	Number of common shares to be issued upon exercise of outstanding Options, warrants and rights	Weighted-average exercise price of outstanding Options, warrants and rights	Number of common shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,185,000	C$2.06	801,556
Equity compensation plans not approved by security holders	-	-	-
Total	1,185,000	C$2.06	801,556

Item 13. Certain Relationships and Related Transactions, and Director Independence.

INDEBTEDNESS OF DIRECTORS AND EXECUTIVE OFFICERS

As of the date of this Amendment No. 1 to the annual report, no director or officer of the Company, or any associate or affiliate of any of them is indebted to the Company, nor is any indebtedness of any such person the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by the Company.

INTERESTS OF INFORMED PERSONS IN MATERIAL TRANSACTIONS

Other than as set forth herein, the Company is not aware of any material interest, direct or indirect, of any "informed person" of the Company, any proposed director of the Company or any associate or affiliate of any of the foregoing in any transaction since the commencement of the Company's most recently completed financial year or in any proposed transaction which has materially affected or would materially affect the Company or any of its subsidiaries.

For the purposes of the above, "informed person" means: (a) a director or executive officer of the Company; (b) a director or executive officer of a company that is itself an informed person or subsidiary of the Company; (c) any person or company who beneficially owns, directly or indirectly, voting securities of the Company or who exercises control or direction over voting securities of the Company or a combination of both carrying more than 10% of the voting rights attached to all outstanding voting securities of the Company other than voting securities held by the person or company as underwriter in the course of a distribution; and (d) the Company after having purchased, redeemed or otherwise acquired any of its securities, for so long as it holds any of its securities.

There are potential conflicts of interest to which all of the directors and officers of the Company may be subject in connection with the operations of the Company. All of the directors and officers are engaged in and will continue to be engaged in corporations or businesses, including publicly traded corporations, which may be in competition with the search by the Company for businesses or assets. Accordingly, situations may arise where all of the directors and officers will be in direct competition with the Company. Conflicts, if any, will be subject to the procedures and remedies as provided under the OBCA.

MANAGEMENT CONTRACTS

Management Agreement with RBx Capital, LP

The Company is party to a management agreement dated October 18, 2023 with RBx (the "Management Agreement").

Under the Management Agreement, RBx makes available to Medicus the following individuals to serve as management of the Company in the following capacities:

(a) Dr. Raza Bokhari, of Philadelphia, Pennsylvania, as Chief Executive Officer;

(b) Carolyn Bonner, of Philadelphia, Pennsylvania, as President; and

(c) Maryann Adesso, of Philadelphia, Pennsylvania, as Chief of Staff and Corporate Secretary of the Company.

In addition, RBx provides certain administrative, bookkeeping and IT supports to the Company. RBx also provides logistics and operational support in the form of:

(a) fully functional corporate offices and administrative assistance; and

(b) office equipment, which includes but is not limited to office furniture, computers and laptops, mobile phones devices, copiers, internet, audio & video equipment, etc.

As compensation for RBx's services, Medicus pays RBx a fee of $100,000 per month. Medicus also reimburses RBx for all reasonably necessary and usual business expenses incurred by RBx in connection with the Management Agreement.

Dr. Bokhari is the sole informed person of RBx. On May 3, 2024, Dr. Bokhari subscribed for $300,000 aggregate principal amount of 10.00% Unsecured Convertible Notes due 2025 from the Company on a private placement basis.

DIRECTOR INDEPENDENCE

The Board has determined that six members of our Board are "independent," as defined under the Nasdaq Rules and for purposes of Canadian securities laws and therefore, a majority of the directors on our Board are independent. Dr. Bokhari is not considered independent by virtue of his management position. Each director that is a member of any of the compensation, nominating and audit committees is independent under such committee independence standards.

The independence of the Company's directors has been determined under the Nasdaq Rules, which require that independent directors comprise a majority of a listed company's board of directors. Under Rule 5605(a)(2) of the Nasdaq Rules, an independent director means a person other than an executive officer or employee of the company who, in the opinion of the board of directors, has no relationship with the company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under NI 58-101, a director is considered to be independent if he or she is independent within the meaning of Section 1.4 of NI 52-110. Section 1.4 of NI 52-110 generally provides that a director is independent if he or she has no direct or indirect relationship with the issuer which could, in the view of the issuer's board of directors, be reasonably expected to interfere with the exercise of the director's independent judgment.

Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined William L. Ashton, Robert J. Ciaruffoli, Barry Fishman, Dr. Larry Kaiser, Frank Lavelle, Dr. Sara R. May, representing six of the seven members of our Board, are "independent" as that term is defined under the Nasdaq Rules. In making this determination, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director. Dr. Bokhari is not independent by virtue of being the Company's Chief Executive Officer. Dr. Bokhari is the Chairman of the Board. Robert J. Ciaruffoli acts as independent lead director and will assume the duties of the Chairman as and when required to address any actual or potential conflicts of interest.

Structures and processes are in place to permit our Board to function independently of management, including for purposes of encouraging an objective process for nominating directors and determining executive compensation.

Item 14. Principal Accountant Fees and Services.

Principal Independent Accountant Fees and Services

The aggregate fees billed to us by EisnerAmper LLP, our independent registered public accounting firm since December 19, 2024, and MNP LLP, our independent registered public accounting firm until December 19, 2024, for the indicated services for each of the last two fiscal years were as follows:

Financial Year Ending	Audit Fees(1) ($)	Audit-Related Fees(2) ($)	Tax Fees(3) ($)	All Other Fees(4) ($)
December 31, 2024 (5)	$168,000	$0	$0	$0
December 31, 2024 (6)	$134,673	$36,114	$10,213	$9,471
December 31, 2023 (7)	$158,004	$12,125	$8,178	$0

Notes:

(1) Audit Fees include fees for performance of the annual audit of the Company's financial statements, reviews of quarterly financial statements, reviews of periodic reports and reviews of other documents required by legislation or regulation.

(2) Audit-Related Fees include fees related to comfort letters, consents and reviews of securities filings.

(3) Tax Fees include fees billed for tax compliance, tax advice and tax planning professional services. These services included reviewing tax returns and assisting in responses to government tax authorities.

(4) All other fees include aggregate fees billed for professional services which included accounting advice.

(5) Aggregate fees for the financial year ending December 31, 2024 billed by EisnerAmper LLP.

(6) Aggregate fees for the financial year ending December 31, 2024 billed by MNP LLP.

(7) Aggregate fees for the financial year ending December 31, 2023 were billed by MNP LLP.

Policy on Audit Committee Preapproval Policies and Procedures

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee will preapprove all non-audit services to be provided to us by its external auditors. The Audit Committee may delegate to one or more of its members the authority to preapprove non audit services but preapproval by such member or members so delegated shall be presented to the full Audit Committee at its first scheduled meeting following such preapproval. All of the services relating to the fees in the table above were approved by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this Form 10-K/A:

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

2.1#

Amended and Restated Business Combination Agreement, dated May 12, 2023, by and among the Registrant, RBx Capital LP, SkinJect, Inc. and the Shareholders of SkinJect, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

2.2

Amendment No. 1 to Amended and Restated Business Combination Agreement, dated May 18, 2023, by and among the Registrant, RBx Capital LP, SkinJect, Inc. and the Shareholders of SkinJect, Inc. (incorporated by reference from Exhibit 2.2 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

2.3

Amendment No. 2 to Amended and Restated Business Combination Agreement, dated August 29, 2023, by and among the Registrant, RBx Capital LP, SkinJect, Inc. and the Shareholders of SkinJect, Inc. (incorporated by reference from Exhibit 2.3 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

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

3.4

Articles of Amendment of Medicus Pharma Ltd., effective as of October 28, 2024 (incorporated by reference from Exhibit 3.4 to the Registrant's Registration Statement on Form F-1, filed with the SEC on October 29, 2024)

4.1

Description of Securities of Medicus Pharma Ltd. (incorporated by reference from Exhibit 4.1 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 28, 2025 (the "Original Form 10-K"))

4.2

Warrant Agency Agreement, dated November 15, 2024, by and between the Registrant and Odyssey Transfer and Trust Company, as Warrant Agent (incorporated by reference from Exhibit 99.3 to the Registrant's Form 6-K, furnished to the SEC on November 18, 2024)

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

19.1	Medicus Pharma Ltd. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Original Form 10-K)

21.1	List of Subsidiaries of Medicus Pharma Ltd. (incorporated by reference from Exhibit 21.1 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

23.1	Consent of EisnerAmper LLP (incorporated by reference to Exhibit 23.1 to the Original Form 10-K)

23.2	Consent of MNP LLP (incorporated by reference to Exhibit 23.2 to the Original Form 10-K)

24.1	Power of Attorney (included on the signature pages hereto)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Medicus Pharma Ltd. Clawback Policy (incorporated by reference to Exhibit 97 to the Original Form 10-K)

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith
**       Furnished herewith

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in W. Conshohocken, Pennsylvania on the 30th day of April, 2025.

MEDICUS PHARMA LTD.

By:	/s/ Raza Bokhari
Name: Title:	Dr. Raza Bokhari Executive Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Raza Bokhari and James Quinlan his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this amended Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Raza Bokhari	Executive Chairman and	April 30, 2025
Raza Bokhari	Chief Executive Officer
(Principal Executive Officer)

/s/ James Quinlan	Chief Financial Officer	April 30, 2025
James Quinlan	(Principal Financial and
Accounting Officer)

/s/ Larry Kaiser	Director	April 30, 2025
Dr. Larry Kaiser

/s/ Robert J. Ciaruffoli	Director	April 30, 2025
Robert J. Ciaruffoli

/s/ Frank Lavelle	Director	April 30, 2025
Frank Lavelle

/s/ William L. Ashton	Director	April 30, 2025
William L. Ashton

/s/ Barry Fishman	Director	April 30, 2025
Barry Fishman

/s/ Sara R. May	Director	April 30, 2025
Dr. Sara R. May