Form 10-Q
period 2025-03-31
Medicus Pharma Ltd.
filed 2025-05-12
CIK 1997296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 001-42408

MEDICUS PHARMA LTD.

(Exact Name of Registrant as Specified in Its Charter)

Ontario, Canada	98-1778211
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Conshohocken State Rd., Suite 200 W. Conshohocken, PA	19428
(Address of principal executive offices)	(Zip Code)

(610) 636-0184

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	MDCX	The Nasdaq Capital Market

Warrants, each exercisable for one common share at an exercise price of $4.64 per share	MDCXW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Exchange Act).
Yes ☐ No ☒

As of May 8, 2025, there were 13,494,861 common shares, no par value, issued and outstanding.

MEDICUS PHARMA LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, projected costs, prospects, plans, and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," "would," or the negative of such terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties, and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.

The forward-looking statements in this Quarterly Report on Form 10-Q and those contained in (i) our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 28, 2025 (the "2024 Annual Report") include, among other things, statements about:

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors" in Part I, Item 1A in the 2024 Annual Report and Part II, Item 1A of this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MEDICUS PHARMA LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,982,430	$4,164,323
Prepaid expenses and other current assets	1,105,345	1,213,984
Total current assets	5,087,775	5,378,307
Operating lease right-of-use assets	245,091	268,571
Deferred issuance costs	325,000	-
Total assets	$5,657,866	$5,646,878

Liabilities and Shareholder's equity
Current liabilities:
Accounts payable	$2,035,364	$1,284,612
Accrued expenses and other current liabilities	1,062,040	762,835
Related party payable	118,215	142,459
Operating lease liability, current	120,296	116,323
Total current liabilities	3,335,915	2,306,229
Operating lease liability, non-current	174,397	205,945
Total liabilities	3,510,312	2,512,174

Commitments and contingencies (Note 10)

Shareholders' equity
Common shares, no par value; unlimited shares authorized; 13,417,561 and 11,816,721 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	32,908,702	30,518,195
Additional paid-in capital	3,245,163	1,520,412
Accumulated deficit	(34,006,311)	(28,903,903)
Total shareholders' equity	2,147,554	3,134,704
Total liabilities and shareholders' equity	$5,657,866	$5,646,878

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDICUS PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended March 31,
	2025	2024
Operating expenses:
General and administrative	$3,120,060	$1,385,981
Research and development	2,006,214	321,377
Total operating expenses	5,126,274	1,707,358
Loss from operations	(5,126,274)	(1,707,358)

Other income
Finance income	23,866	-
Total other income	23,866	-
Net loss and comprehensive loss for the year	$(5,102,408)	$(1,707,358)

Net loss per share attributable to common shareholders - basic and diluted	$(0.42)	$(0.21)

Weighted average number of common shares outstanding - basic and diluted	12,240,437	8,076,673

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common shares		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance as of December 31, 2024	11,816,721	$30,518,195	$1,520,412	$(28,903,903)	$3,134,704
Issuance of common shares and warrants in connection with Regulation A, net of issuance costs of $483,020	1,490,000	2,076,507	1,612,474	-	3,688,981
Issuance of common shares in connection with SEPA offering costs	105,840	300,000	-	-	300,000
Issuance of common shares upon exercise of stock warrants	5,000	14,000	-	-	14,000
Stock-based compensation	-	-	112,277	-	112,277
Net loss and comprehensive loss for the period	-	-	-	(5,102,408)	(5,102,408)
Balance as of March 31, 2025	13,417,561	$32,908,702	$3,245,163	$(34,006,311)	$2,147,554

	Common shares		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance as of December 31, 2023	8,076,673	$18,761,250	$98,585	$(17,748,387)	$1,111,448
Stock-based compensation	-	-	35,953	-	35,953
Net loss and comprehensive loss for the period	-	-	-	(1,707,358)	(1,707,358)
Balance as of March 31, 2024	8,076,673	$18,761,250	$134,538	$(19,455,745)	$(559,957)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2025		2024
Cash flows from operating activities:
Net loss for the period	$(5,102,408)		$(1,707,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	112,277		35,953
Change in operating lease right-of-use assets	23,480		30,945
Changes in operating assets and liabilities:
Prepaid expenses	122,639		61,643
Accounts payable	655,634		364,275
Accrued expenses and other current liabilities	299,203		(9,657)
Operating lease liability	(27,575)		-
Related party payable	(24,244)		47,266
Net cash used in operating activities	(3,940,994)		(1,176,933)
Cash flows from financing activities:
Net proceeds from issuance of common shares and warrants in connection with Regulation A	3,784,101		-
Cash paid for financing costs in connection with SEPA	(25,000)		-
Net cash provided by financing activities	3,759,101		-
Net decrease in cash and cash equivalents during the period	(181,893)		(1,176,933)
Cash and cash equivalents, beginning of the year	4,164,323		1,719,338
Cash and cash equivalents, end of the year	$3,982,430		$542,405

Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for lease liabilities	$-		$356,805
Receivable for proceeds of warrant exercises	$14,000		$-
Issuance costs included in accounts payable	$95,120		$-
Deferred issuance costs on issued shares related to SEPA agreement	$300,000	$

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Liquidity and Going Concern

The Company has incurred significant operating losses and cash outflows from operating activities since its inception. The Company incurred net losses of $5,102,408 and $1,707,358 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had an accumulated deficit of $34,006,311. Since inception, the Company has funded its operations primarily through equity and debt financings.

On February 10, 2025, the Company announced that it had entered into the SEPA (as defined below). Subject to the satisfaction of certain conditions, Yorkville (as defined below) has committed to purchase the Company's common shares up to an aggregate gross sales price of $15,000,000 during the 36 months following the date of the SEPA. See Note 6 for further details.

On March 10, 2025, the Company closed its Tier II Regulation A offering for gross proceeds of approximately $4,200,000.  The Company issued 1,490,000 units at a price of $2.80 per unit.  Each unit consists of one common share of the Company and one warrant to purchase one common share.

The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. In addition to accessing public markets through the exercise of outstanding warrants, additional  Regulation A financings and the SEPA, management believes that the Company has access to additional capital resources through public and/or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, if the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays or entirely prevent the Company's continued efforts to commercialize its current or future products, which are critical to the realization of its business plan and the future operations of the Company. This uncertainty, along with the Company's history of losses, indicates that there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

2. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and under the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim reporting. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the Company's financial position, results of operations, and cash flows. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2025 (the "2024 Annual Report"). These financial statements include the financial statements of the Company and its wholly-owned subsidiaries, SkinJect, Inc. and Medicus Pharma Inc. All intercompany balances and transactions have been eliminated on consolidation. The functional currency of the Company and its wholly-owned subsidiaries is the United States dollar.

Use of estimates

The preparation of these condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting period. Such estimates include the valuation of stock-based awards, the incremental borrowing rate used to discount the Company's operating lease liabilities, and the valuation allowance relating to the Company's deferred tax assets, all of which are management's best estimates. Estimates are based on historical experience, where applicable, and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in estimates in future years could be significant. Management believes that the estimates utilized in preparing the financial statements are reasonable, however, actual results could differ from those estimates.

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

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three months ended March 31, 2025 and 2024, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2025 and 2024, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Fair value of financial instruments

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

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" to expand the disclosures required by public entities for reportable segments, thereby responding to stakeholders' requests for more detailed information about expenses within each reportable segment. The expanded disclosures now require public entities to disclose significant expenses for reportable segments in both interim and in annual reporting periods, while entities with only a single reportable segment must now provide all segment disclosures required both in ASC 280 and under the amendments in ASU 2023-07. ASU 2023-07 is effective for interim periods beginning January 1, 2025.  See Note 11  for enhanced segment reporting disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The disclosures will be implemented as required for the year-ended December 31, 2025.  The Company is currently evaluating the impact of adopting this guidance.

Recently issued accounting pronouncements

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

3.  Balance sheet components

Prepaid expenses and other current assets include the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Insurance	$408,938	$583,561
Contract research organizations	355,810	455,810
Professional services	250,109	144,643
Prepaid services	76,488	29,970
Receivable for proceeds of warrant exercises	14,000	-
	$1,105,345	$1,213,984

Accrued expenses and other current liabilities include the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Accrued legal fees	$553,835	$495,016
Accrued compensation and benefits	89,701	140,989
Accrued other	418,504	126,830
	$1,062,040	$762,835

4. Leases

As of March 31, 2025, the Company had one operating lease for its corporate office that commenced in 2024, for which the Company recorded a right-of-use asset and lease liability as of the commencement date. The Company's lease does not contain a purchase option. Where the Company's lease contains an option to extend the lease term, the extended lease term is only included in the measurement of the lease when it is reasonably certain to remain in the lease beyond the non-cancellable term. The Company's lease also contains variable lease costs, which pertain to common area maintenance and other operating charges, that are expensed as incurred.

Balance sheet information related to the Company's lease is presented below:

	Three Months Ended March 31,	Year Ended December 31,
	2025	2024
Operating lease
Operating lease right-of-use assets	$245,091	$268,571
Operating lease liabilities - current	120,296	116,323
Operating lease liabilities - non-current	174,397	205,945

Other information related to leases is presented below:

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Lease cost
Operating lease cost	$30,945	$30,945
Other information
Operating cash flows used in operating leases	35,040	-
Remaining lease term (in years)	2.17	3.17
Discount rate	10%	10%

As of March 31, 2025, the annual future minimum lease payments of the Company's operating lease liabilities were as follows:

2025	$143,314
2026	147,613
2027	37,174
Total future minimum lease payments, undiscounted	328,101
Present value discount	(33,408)
Total lease liability	$294,693

5. Share capital

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

Regulation A Offering

On March 10, 2025, the Company closed its Tier II Regulation A offering with gross proceeds of $4,200,000. The Company issued 1,490,000 units at a price of $2.80 per unit. Each unit consisted of one common share of the Company and one warrant to purchase one common share (the "Regulation A Warrants"). The Regulation A Warrants have an exercise price of $2.80 per share and will expire 5 years from the date of issuance. The Company incurred total issuance costs of $483,020, including legal fees and placement fees incurred directly related to the issuance.  The issuance costs incurred were recognized as a reduction in equity and allocated based on the relative fair values of the Regulation A Warrants and common shares on a standalone basis.  The fair values of the common shares was based on the Company's stock price on the day of issuance of $3.40 and the fair value of the Regulation A Warrants was $2.64 per warrant.  The Regulation A Warrants were recognized in additional paid-in capital as they met the criteria for equity classification.

The fair value of the Regulation A Warrants was estimated using the Black-Scholes model with the following assumptions:

Issue Date March 10, 2025
Valuation date share price	$3.40
Exercise price	$2.80
Dividend yield	-
Risk-free interest rate	3.98%
Expected warrant life	5.00 years
Expected volatility	97.81%

As of March 31, 2025, 5,000 of the 1,490,000 Regulation A Warrants have been exercised.  The Company recorded a receivable of $14,000 related to the warrant exercises which is included in prepaid expenses and other currents on the Company’s condensed consolidated balance sheet as of March 31, 2025.

Initial Public Offering

On November 14, 2024, the Company completed the sale of 970,000 Units, with each Unit (the "Unit") consisting of one common share and one warrant (the "Public Warrants") to purchase one common share at the price of $4.125 per Unit. In addition, the underwriters exercised an option to purchase 145,500 Public Warrants (the 'Overallotment Warrants") at a price of $0.01 per warrant.

Total gross proceeds from the IPO were $4,002,705, including the proceeds from the Overallotment Warrants. The Company incurred total issuance costs of $2,218,014, including underwriter fees, and legal and other professional fees incurred directly related to the issuance.

The incremental costs directly associated with the issuance were recognized as a deduction in equity and allocated based on the relative fair values of the Public Warrants and common shares on a standalone basis.

The fair value of the common shares was based on the Company's stock price on the day of issuance of $2.65 and the fair value of the Public Warrants was $1.7419 per warrant. The Public Warrants were recognized in additional paid-in capital as they met the criteria for equity classification.

The fair value of the Public Warrants was estimated using the Black-Scholes option pricing model with the following inputs:

2024
Valuation date share price	$2.65
Exercise price	$4.64
Expected dividend yield	-
Risk-free interest rate	4.32%
Expected term (in years)	5 years
Expected volatility	95%

The number of Public Warrants outstanding as of March 31, 2025:

Public Warrants outstanding
Expiry date	Exercise price	Number outstanding
November 15, 2029	$4.64	1,115,500
March 10, 2030	$2.80	1,485,000

Standby Equity Purchase Agreement

On February 10, 2025, the Company also announced that it had entered into a Standby Equity Purchase Agreement (the "SEPA") with YA II PN, Ltd. ("Yorkville").  Pursuant to the SEPA and subject to the satisfaction of certain conditions, Yorkville has committed to purchase the Company's common shares, no par value, in increments (each purchase, an "Advance") up to an aggregate gross sales price of up to $15,000,000 during the 36 months following the date of the SEPA (such shares, the "Shares"). The Shares will be sold at the Company's option pursuant to the SEPA at 97% of the Market Price (as defined pursuant to the SEPA) and purchases are subject to certain limitations set forth in the SEPA. As consideration for Yorkville's commitment to purchase the common shares pursuant to the SEPA, the Company paid Yorkville a structuring fee in the amount of $25,000 and issued to Yorkville 105,840 common shares with a stock price of $2.83 at issuance. These costs together are classified as deferred issuance costs on the accompanying condensed consolidated balance sheet and will be recorded as a reduction of common shares when a financing under the SEPA occurs. As of March 31, 2025, there have been no sales made under the SEPA.

6. Stock-based compensation

At March 31, 2025 the Company had in place a stock option plan for employee, non-employee directors, and consultants of the Company ("the Plan").  The Plan provides both for the direct award or sale of shares and for the grant of options to purchase shares. Under the plan the total number of shares available for options cannot exceed 10% of the Company's issued and outstanding common shares at the time of any grant. The Company is authorized to issue options to employees, non-employee directors and consultants under the plan.

On June 25, 2024, the Board of Directors approved the acceleration of vesting for all outstanding share options to June 25, 2024, resulting in the Company recognizing the remaining expense for all share options outstanding and unvested as of that date.

The following table summarizes option transactions for the Plan:

	Number of options	Weighted average exercise price C$	Weighted average remaining contractual life (years)	Aggregate intrinsic value C$
Outstanding at December 31, 2024	1,185,000	2.06	4.18	1.89
Outstanding at March 31, 2025	1,185,000	2.06	3.94	1.66
Exercisable at March 31, 2025	927,500	1.46	3.59	2.26
Unvested at March 31, 2025	257,500	3.68	4.69	0.04

As of March 31, 2025 there were $455,175 of unrecognized stock-based compensation cost related to share options outstanding, which is expected to be recognized over a weighted-average period of 2.00.

For the three months ended March 31, 2025 and 2024, stock-based compensation expense was $112,277 and $35,953, respectively. Stock-based compensation expense has been reported in the Company's condensed consolidated statements of operations and comprehensive loss within the line items 'general and administrative' and 'research and development' expenses.

7. Net loss per share

Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows:

	Three months ended March 31,
	2025	2024
Net loss attributable to shareholders	$(5,102,408)	$(1,707,358)
Weighted average number of common shares outstanding during the year	12,240,437	8,076,673
Basic and diluted net loss per share attributable to shareholders	$(0.42)	$(0.21)

The Company's potentially dilutive securities for the three months ended March 31, 2025 and 2024, include stock options, warrants, and notes payable. The Company excluded the potential ordinary shares outstanding at each period end from the computation of diluted net loss per share attributable to ordinary shareholders for the three months ended March 31, 2025 and 2024 because including them would have had an anti-dilutive effect.

8. Related party transactions

On October 18, 2023, the Company signed an agreement with RBx Capital, LP (“RBx”), a family office controlled by the Company’s Executive Chairman and CEO, that provides for certain managerial positions to be filled from within RBx. RBx is responsible for the payment and provision of all wages, bonuses, and benefits for these positions. Reimbursable salaries paid to RBx pursuant to this agreement are $125,000 per month. In December 2024, reimbursable salaries were changed to $100,000 per month. Reimbursable salaries paid to RBx were both $300,000 during the three months ended March 31, 2025 and 2024, respectively. Additional expenses of $40,865 and $213,216 were incurred by RBx on behalf of the Company during the three months ended March 31, 2025 and 2024, respectively. The total amount of accounts payable to RBx was $118,215 and $142,459 as of March 31, 2025 and December 31, 2024, respectively.

9. Fair value measurements

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

Level 2: Inputs, other than the quoted prices in active markets that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, or which require the  reporting entity to develop its own assumptions

The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$2,587,501	$-	$-	$2,587,501
Total assets measured at fair value	$2,587,501	$-	$-	$2,587,501

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$4,164,323	$-	$-	$4,164,323
Total assets measured at fair value	$4,164,323	$-	$-	$4,164,323

The Company's cash equivalents are classified as Level 1. The fair value of the Company's cash and cash equivalents is determined based on market pricing that is both objective and publicly available.

The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.

As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company's other financial instruments, which include cash, accounts payable, and accrued expenses, approximate fair values because of their short-term maturities.

10. Commitment and contingencies

Commitments

As of March 31, 2025, the Company had no long-term commitments.

Contingencies

In the ordinary course of business, from time to time, the Company may be involved in various claims related to operations, rights, commercial, employment or other claims. Although such matters cannot be predicted with certainty, management does not consider the Company's exposure to such claims to be material to these consolidated financial statements.

11. Segment reporting

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

12. Subsequent Events

On April 26, 2025, the Company signed a binding Letter of Intent to acquire Antev Ltd., a UK-based late clinical-stage drug development company. The deal is expected to close in June 2025. Per the terms of the agreement, the Company will acquire all issued and outstanding shares of Antev Ltd., on a fully diluted basis, in exchange for 2,666,600 (or approximately 19% in aggregate) of the Company's issued and outstanding common shares.  Antev Ltd. shareholders will be entitled to receive up to $65 million in additional contingent consideration.  No assurances can be made that the parties will successfully negotiate and enter into a definitive agreement, or that the proposed transactions will be consummated on the terms or timeframe currently contemplated, or at all.

On May 2, 2025, the Company entered into a securities purchase agreement (the "Purchase Agreement") with Yorkville in connection with the issuance and sale by the Company of debentures (the "Debentures") issuable in an aggregate principal amount of up to $5,000,000 (the "Subscription Amount"). Yorkville purchased and the Company issued $1,250,000 in aggregate principal amount of Debentures upon the signing of the Purchase Agreement, for net proceeds to the company of $1,125,000. An additional $3,750,000 is available to the Company in accordance with the Purchase Agreement at the Company's election and upon the achievement of certain triggers. The Debenture is guaranteed by each of the Company's subsidiaries pursuant to a global guaranty agreement. Interest will accrue on the outstanding principal amount of each Debenture at an annual rate of 8.00%, subject to a potential increase to 18.00% per annum upon the occurrence of certain events of default. The Debentures will mature on February 2, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in "Risk Factors" in Part I, Item 1A in the 2024 Annual Report and Part II, Item 1A of this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this Quarterly Report on Form 10-Q. These forward-looking statements are made as of the date of this Form 10-Q, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law. All amounts are expressed in United States dollars unless otherwise stated.

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

In January 2024, the Company submitted the clinical design for a randomized, double-blinded, placebo-controlled ("P-MNA"), multi-center study ("SKNJCT-003") enrolling up to 60 subjects presenting with nodular type BCC of the skin. The FDA responded in March 2024 and requested additional clinical information. A final protocol was submitted to the FDA in July 2024, which included the information requested by the FDA, along with updated CMC, stability and sterility data. On July 31, 2024, the FDA responded to the latest submission and requested certain additional information and clarification. The Company has responded to the FDA on August 2, 2024. On December 2 13, 2024, the Company announced that the phase 2 clinical study (SKNJCT-003) was underway in nine clinical sites in the United States and that it had already randomized more than 35% of the 60 patients expected to be enrolled in the study.  As of the date of this MD&A, the Company has activated nine clinical sites in the United States and has randomized more than 50% of the 90 patients expected to be enrolled in the study.

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

Initial Public Offering

On November 14, 2024, the Company completed the sale of 970,000 Units, with each Unit consisting of one common share and one warrant ("Public Warrant") to purchase one common share at the price of $4.125 per Unit. In addition, the underwriters exercised an option to purchase 145,500 Public Warrants (the "Overallotment Warrants") at a price of $0.01 per warrant.

Total gross proceeds from the IPO were $4,002,705, including the proceeds from the Overallotment Warrants. The Company incurred total issuance costs of $2,128,014, including underwriter fees, and legal and other professional fees incurred directly related to the issuance.

Regulation A Offering

On March 10, 2025, the Company completed an offering of 1,490,000 units at $2.80 per unit pursuant to Tier II of Regulation A under the Securities Act, with each unit consisting of one common share and one warrant ("Regulation A Warrant") to purchase one common share. The Regulation A Warrants have an exercise price of $2.80 and expire on March 10, 2030. The aggregate gross proceeds to the Company from the Offering were $4,172,000. As of March 31, 2025, 5,000 of the 1,490,000 Regulation A Warrants have been exercised for cash, for proceeds to the Company of $14,000 (the "Regulation A financing").

Results of Operations

The following table outlines our statements of loss and comprehensive loss for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	$	$	Change
General and administrative	3,120,060	1,385,981	1,734,079
Research and development	2,006,214	321,377	1,684,837
Total operating expenses	5,126,274	1,707,358	3,418,916
Loss from operations	(5,126,274)	(1,707,358)	(3,418,916)
Other income :
Finance income, net	23,866	-	23,866
Total other income	23,866	-	23,866
Net loss and comprehensive loss	(5,102,408)	(1,707,738)	(3,395,050)
Net loss per common share (basic and diluted)	(0.42)	(0.21)

General and administrative

General and administrative expenses for the three months ended March 31, 2025 and 2024 are comprised of:

	Three months ended March 31,
	2025	2024
	$	$	Change
Professional fees	1,360,680	438,302	922,378
Consulting fees	284,946	455,814	(170,868)
Salaries, wages and benefits	357,517	201,016	156,501
General office, insurance and administration expenditures	539,696	177,810	361,886
Business development and investor relations	464,944	77,086	387,858
Stock-based compensation	112,277	35,953	76,324
	3,120,060	1,385,981	1,734,079

Professional fees increased by $922,378 for the three months ended March 31, 2025, compared to the equivalent period in the prior year. The increase was primarily due to increases in legal and accounting fees related to the Company's operations. Professional fees include fees incurred for legal and accounting services that fluctuate from period to period based on the nature of the transactions the Company undertakes. The primary reason for the increase is due to increased regulatory requirements following the Company's initial public offering and transition to U.S. domestic issuer status.

Consulting fees decreased by $170,968 for the three months ended March 31, 2025, compared to the equivalent period in the prior year. Consulting fees include fees paid to individuals and professional firms who provide advisory services to the Company and fluctuate from period to period based on the nature of the transactions the Company undertakes. The primary reason for the increase is due to decreased business activity in the current year compared to the prior year when the Company was focused on completing the initial public offering.

Salaries, wages and benefits increased by $156,501 for the three months ended March 31, 2025, compared to the equivalent period in the prior year. The increase was primarily due to an increase in headcount from the previous year.

General office, insurance and administration expenditures increased by $361,886 for the three months ended March 31, 2025, compared to the equivalent period in the prior year. The increase was primarily due to the Company now incurring more significant insurance related expenses and general office related expenditures in support of expanded operations.

Business development and investor relations expenses increased by $387,858 for the three months ended March 31, 2025, compared to the equivalent period in the prior year. Business development and investor relations expenses for the three months ended March 31, 2025, were primarily incurred as a result of increased marketing efforts in the current year as a result of the Company being a listed public entity on the Nasdaq.

Stock-based compensation increased by $76,324 for the three months ended March 31, 2025, compared to the equivalent period in the prior year. Stock-based compensation changes based on the variability in the number of options granted, vesting periods of the options and the grant date fair value. During the three months ended March 31, 2025, the stock-based compensation expense relates to the vesting of share options granted during the second half of 2024.

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

R&D expenses increased by $1,684,837 for the three months ended March 31, 2025, compared to the equivalent periods in the prior year. This increase is primarily due to costs incurred related to SKNJCT-003 which had minimal activity during the three months ended March 31, 2024.

As of March 20, 2025, the Company has commenced activating its clinical trial sites and has randomized more than 50% of the 60 patients expected to be enrolled in the study. Subsequent to March 31, 2025, the Company announced on April 21, 2025 that the Institutional Review Board approved the increase in the number of patients in the study from 60 to 90, that the clinical study will expand from the nine clinical sites in the United States to include an additional site in the United States and two clinical trial sites in Europe and that the Company has randomized more than 45 participants in the study.

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

Other income:

Finance income, net, was $23,866 and $0 for the three months ending March 31, 2025 and 2024, respectively.  Finance income for the three months ended March 31, 2025 relates to interest income earned on short-term money market investments.

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

The financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A") have been prepared on the basis of accounting principles applicable to a going concern, which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. In addition to the SEPA (as defined below), management believes that the Company has access to additional capital resources through public and/or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, if the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays or entirely prevent the Company's continued efforts to commercialize its current or future products, which are critical to the realization of its business plan and the future operations of the Company. This uncertainty, along with the Company's history of losses, indicates that there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements and this MD&A do not include any adjustments to the amounts and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

As of March 31, 2025, the Company had cash and cash equivalents of $3,982,430 compared to cash and cash equivalents of $4,164,323 as of December 31, 2024. During the three months ended March 31, 2025, the Company received net proceeds of $3,784,101 from the issuance of common shares and warrants in connection with the Regulation A Offering. As of March 31, 2025, the Company has an accumulated deficit of $34,006,311 and net loss and comprehensive loss of $5,102,408 for the three months ended March 31, 2025.  For the three months ended March 31, 2024 the Company had net loss and comprehensive loss of $1,707,358. The Company has a working capital surplus of $1,751,860 as of March 31, 2025.

On March 10, 2025, the Company closed the Regulation A Offering of 1,490,000 Regulation A Offering Units, with each Regulation A Offering Units consisting of one common share and one Regulation A Warrant. Total gross proceeds from the Regulation A Offering were $4,172,000. As of March 31, 2025, 5,000 of the 1,490,000 Regulation A Warrants have been exercised for cash, for proceeds to the Company of $14,000.

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

Cash flows

	For the three months ended March 31
	2025	2024
	$	$	Change
Cash used in operating activities	(3,940,994)	(1,176,933)	(2,764,061)
Cash provided by financing activities	3,759,101	-	3,759,101
Net change in cash during the period	(181,893)	(1,176,933)	995,040
Cash, beginning of the period	4,164,323	1,719,338	2,444,985
Cash, end of the period	3,982,430	542,405	3,440,025

Cash flows used in operating activities

Cash flows used in operating activities for the three months ended March 31, 2025 were $3,940,994 compared to cash flows used in operating activities of $1,176,933 for the three months ended March 31, 2024. The increase is primarily due to increased spending on research and development activities for our SKNJCT-003 study and trials and increased general and administrative expenses related to our recent initial public offering and resulting U.S. reporting obligations.

Cash flows provided by financing activities

Cash flows provide by financing activities for the three months ended March 31, 2025, were $3,759,101 due to proceeds from issuance of common shares and warrants, net of offering costs from the Regulation A Offering.  The Company did not have any financing activities for the three months ended March 31, 2024.

Contractual Obligations

We have no significant contractual arrangements other than those noted in our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2025, we have not entered into any off-balance sheet arrangements.

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

Updated share information

As of March 31, 2025, we had 13,417,561 Common Shares issued and outstanding. In addition, there were 1,185,000 Common Shares issuable upon the exercise of outstanding stock and 2,603,260 Common Shares issuable upon the exercise of two outstanding classes of warrants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective, because of certain material weaknesses in our internal control over financial reporting which were identified during the quarter ended March 31, 2025, as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the quarter ended March 31, 2025, in connection with the preparation of our consolidated financial statements for the years ended December 31, 2024 and 2023, we identified the following material weaknesses in our internal control over financial reporting: (i) lack of degree of precision in the review of materials used to record transactions in accordance with US GAAP, and (ii) lack of formalized or documented policies related to the overall information technology ("IT") system environment, including IT security and cybersecurity, centrally managed security patches and antivirus/malware protection, and user access.

Management is committed to implementing changes to our internal control over financial reporting to ensure that the control deficiencies that contributed to the material weaknesses are remediated. To address our material weaknesses, we plan to implement measures to improve our internal control over financial reporting to remediate any control deficiencies. These measures include (i) designing and implementing procedures to improve the precision and quality in the review of materials used in financial reporting, and (ii) designing and implementing policies related to our overall IT system environment.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date hereof.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in the Company's 2024 Annual Report . Any of these risk factors could result in a significant or material adverse effect on the Company's business, financial condition and/or results of operations. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed, on February 10, 2025, the Company entered into the SEPA with Yorkville. As consideration for Yorkville's commitment to purchase the common shares pursuant the SEPA, the Company paid Yorkville a structuring fee in the amount of $25,000 and issued to Yorkville 105,840 common shares, which common shares were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act.

As previously disclosed, on March 10, 2025, the Company completed an offering of 1,490,000 units, each unit consisting of one common share and one warrant to purchase one common share at an exercise price of $2.80 with an expiration date of March 10, 2030 (each a "Regulation A Warrant") pursuant to Tier II of Regulation A under the Securities Act ("Regulation A"). The Company issued 5,000 common shares upon the exercise of 5,000 Regulation A Warrants during the period covered by this Form 10-Q, pursuant to Regulation A. There has been no material change in the use of proceeds described in the final offering circular filed with the SEC on March 7, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

10.1	Standby Equity Purchase Agreement, dated as of February 10, 2025, by and between Medicus Pharma Ltd. and YA II PN, LTD. (incorporated by reference from Exhibit 1.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 11, 2025)
10.2	Common Share Purchase Warrant (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 11, 2025)
10.3	Warrant Agency Agreement, dated as of March 10, 2025, by and between Medicus Pharma Ltd. and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 11, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICUS PHARMA LTD.

Date: May 12, 2025	By:	/s/ Raza Bokhari
	Name:	Raza Bokhari
	Title:	Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/ James Quinlan
	Name:	James Quinlan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)