Form 10-Q
period 2025-06-30
Medicus Pharma Ltd.
filed 2025-08-11
CIK 1997296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
Yes ☐ No ☒

As of August 11, 2025, there were 17,816,266 common shares, no par value, issued and outstanding.

MEDICUS PHARMA LTD.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2025

TABLE OF CONTENTS1

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

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

  market risks regarding consolidation in the healthcare, pharmaceutical and biotech/life sciences industry;

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K, as amended, originally filed with the United States Securities and Exchange Commission ("SEC") on March 28, 2025 (the "2024 Annual Report"). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MEDICUS PHARMA LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,669,546	$4,164,323
Prepaid expenses and other current assets	1,327,185	1,213,984
Total current assets	10,996,731	5,378,307
Operating lease right-of-use assets	220,999	268,571
Deferred issuance costs	716,898	-
Total assets	$11,934,628	$5,646,878

Liabilities and Shareholder's equity
Current liabilities:
Accounts payable	$1,770,178	1,284,612
Accrued expenses and other current liabilities	1,828,312	762,835
Related party payable	121,273	142,459
Operating lease liability, current	124,402	116,323
Debentures	4,700,000	-
Total current liabilities	8,544,165	2,306,229
Operating lease liability, non-current	141,753	205,945
Total liabilities	8,685,918	2,512,174

Commitments and contingencies (Note 10)

Shareholders' equity
Common shares, no par value; unlimited shares authorized; 15,936,266 and 11,816,721 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	37,833,999	30,518,195
Additional paid-in capital	5,597,106	1,520,412
Accumulated deficit	(40,182,395)	(28,903,903)
Total shareholders' equity	3,248,710	3,134,704
Total liabilities and shareholders' equity	$11,934,628	$5,646,878

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDICUS PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative	$4,576,524	$2,276,676	$7,696,584	3,662,657
Research and development	1,439,564	1,277,158	3,445,778	1,598,535
Total operating expenses	6,016,088	3,553,834	11,142,362	5,261,192
Loss from operations	(6,016,088)	(3,553,834)	(11,142,362)	(5,261,192)

Other income (expense)
Interest income (expense)	40,004	(79,025)	63,870	(79,025)
Change in fair value of Debentures	(200,000)	-	(200,000)	-
Total other income (expense)	(159,996)	(79,025)	(136,130)	(79,025)
Net loss and comprehensive loss for the year	$(6,176,084)	$(3,632,859)	$(11,278,492)	(5,340,217)

Net loss per share attributable to common shareholders - basic and diluted	$(0.43)	$(0.44)	$(0.81)	(0.66)

Weighted average number of common shares outstanding - basic and diluted	14,284,261	8,167,993	13,853,305	8,122,333

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

For the Six Months Ended June 30, 2025 and 2024

	Common shares		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance as of December 31, 2024	11,816,721	$30,518,195	$1,520,412	$(28,903,903)	$3,134,704
Issuance of common shares and warrants in connection with Regulation A, net of issuance costs of $483,020	1,490,000	2,076,507	1,612,474	-	3,688,981
Issuance of common shares in connection with SEPA offering costs	105,840	300,000	-	-	300,000
Issuance of common shares upon exercise of stock warrants	5,000	14,000	-	-	14,000
Stock-based compensation	-	-	112,277	-	112,277
Net loss and comprehensive loss for the period	-	-	-	(5,102,408)	(5,102,408)
Balance as of March 31, 2025	13,417,561	32,908,702	3,245,163	(34,006,311)	2,147,554
Issuance of common shares in connection with equity financing, net of offering costs of $809,606	2,260,000	3,961,899	2,234,495		6,196,394
Issuance of common shares upon the exercise of stock warrants	258,705	963,398	-	-	963,398
Stock-based compensation	-	-	117,448	-	117,448
Net loss and comprehensive loss for the period	-	-	-	(6,176,084)	(6,176,084)
Balance as of June 30, 2025	15,936,266	$37,833,999	$5,597,106	$(40,182,395)	$3,248,710

	Common shares		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance as of December 31, 2023	8,076,673	$18,761,250	$98,585	$(17,748,387)	$1,111,448
Stock-based compensation	-	-	35,953	-	35,953
Net loss and comprehensive loss for the period	-	-	-	(1,707,358)	(1,707,358)
Balance as of March 31, 2024	8,076,673	18,761,250	134,538	(19,455,745)	(559,957)
Conversion of debt	1,307,798	5,210,962	-	-	5,210,962
Issuance of common shares	1,461,250	5,470,000	-	-	5,470,000
Stock-based compensation	-	-	585,442	-	585,442
Net loss and comprehensive loss for the period	-	-	-	(3,632,859)	(3,632,859)
Balance as of June 30, 2024	10,846,721	$29,442,212	$719,980	$(23,088,604)	$7,073,588

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss for the period	$(11,278,492)	$(5,340,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	229,725	621,395
Change in operating lease right-of-use assets	47,572	43,644
Change in fair value of Debentures	200,000	-
Costs to issue Debentures	111,725	-
Non-cash interest expense	-	97,270
Changes in operating assets and liabilities:
Prepaid expenses	(113,201)	106,455
Deferred issuance costs	-	(280,712)
Accounts payable	404,670	655,242
Accrued expenses and other current liabilities	1,065,475	214,697
Operating lease liability	(56,113)	(40,563)
Related party payable	(21,186)	(30,850)
Net cash used in operating activities	(9,409,825)	(3,953,639)
Cash flows from financing activities:
Net proceeds from issuance of common shares and warrants	9,790,015	5,470,000
Proceeds from issuance of Debentures	4,500,000	-
Proceeds from issuance of convertible notes	-	5,172,500
Proceeds from exercise of warrants	977,398	-
Costs to issue Debentures	(54,582)	-
Cash paid for financing costs in connection with SEPA	(297,783)	-
Net cash provided by financing activities	14,915,048	10,642,500
Net increase in cash and cash equivalents during the period	5,505,223	6,688,861
Cash and cash equivalents, beginning of the year	4,164,323	1,719,338
Cash and cash equivalents, end of the period	9,669,546	8,408,199

Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for lease liabilities	$-	356,805
Issuance costs included in accounts payable	$271,618	-
Deferred issuance costs on issued shares related to SEPA	$300,000	-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of business

Medicus Pharma Ltd. (the "Company"), formerly Interactive Capital Partners Corporation, is a clinical stage, multi-strategy, life sciences, biotech company focused on investing in and accelerating clinical development programs of novel and potentially disruptive therapeutic assets.

The Company is a public limited Company originally incorporated pursuant to the provisions of the Business Corporations Act (Ontario) on April 30, 2008, as a private company named Interactive Capital Partners Corporation, with nominal assets and liabilities. The Company's registered office is located at 100 King Street West, Suite 3400, One First Canadian Place, Toronto, Ontario, Canada, and its head office is located at 300 Conshohocken State Rd., Suite 200, W. Conshohocken, PA.

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

2. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and under the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim reporting. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the Company's financial position, results of operations, and cash flows. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K, as amended, originally filed with the SEC on March 28, 2025 (the "2024 Annual Report"). These financial statements include the financial statements of the Company and its wholly-owned subsidiaries, SkinJect, Inc. and Medicus Pharma Inc. All intercompany balances and transactions have been eliminated on consolidation. The functional currency of the Company and its wholly-owned subsidiaries is the United States dollar.

Use of estimates

The preparation of these condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting period. Such estimates include the valuation of stock-based awards, the incremental borrowing rate used to discount the Company's operating lease liabilities, fair value of the Debentures (as defined below), Warrants (as defined below), and the valuation allowance relating to the Company's deferred tax assets, all of which are management's best estimates. Estimates are based on historical experience, where applicable, and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in estimates in future years could be significant. Management believes that the estimates utilized in preparing the financial statements are reasonable, however, actual results could differ from those estimates.

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

Stock-based compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of stock option grants and shares purchasable under the Plan (as defined below) using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management's best estimates and involve inherent uncertainties and the application of management's judgment. The Company accounts for forfeitures as they occur. All stock-based compensation costs are recorded in the statements of operations and comprehensive loss based upon the underlying employees or non-employee's roles within the Company.

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

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  For the three and six months ended June 30, 2025 and 2024, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2025 and 2024, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

Fair value of financial instruments

Financial instruments, including cash and cash equivalents and accounts payable are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of lease obligations approximates their carrying amounts as a market rate of interest is attached to their repayment. The fair value of Debentures is recorded at an initial value with a gain/loss for the difference between the transaction price and the par value. The Company will subsequently remeasure the Debentures at fair value at each reporting period with the gain or loss recognized in the statements of operations and comprehensive loss. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

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

3.  Balance sheet components

Prepaid expenses and other current assets include the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
Insurance	$244,105	$583,561
Contract research organizations	375,810	455,810
Professional services	659,387	144,643
Prepaid services	47,883	29,970
	$1,327,185	$1,213,984

Accrued expenses and other current liabilities include the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
Accrued legal fees	$1,040,620	$495,016
Accrued compensation and benefits	421,294	140,989
Accrued other	366,398	126,830
	$1,828,312	$762,835

4. Leases

As of June 30, 2025, the Company had one operating lease for its corporate office that commenced in 2024, for which the Company recorded a right-of-use asset and lease liability as of the commencement date. The Company's lease does not contain a purchase option. Where the Company's lease contains an option to extend the lease term, the extended lease term is only included in the measurement of the lease when it is reasonably certain to remain in the lease beyond the non-cancellable term. The Company's lease also contains variable lease costs, which pertain to common area maintenance and other operating charges, that are expensed as incurred.

Balance sheet information related to the Company's lease is presented below:

	Six Months Ended June 30,	Year Ended December 31,
	2025	2024
Operating lease
Operating lease right-of-use assets	$220,999	$268,571
Operating lease liabilities - current	124,402	116,323
Operating lease liabilities - non-current	141,753	205,945

Other information related to leases is presented below:

	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024
Lease cost
Operating lease cost	$61,889	$61,889
Other information
Operating cash flows used in operating leases	70,080	-
Remaining lease term (in years)	1.92	2.92
Discount rate	10%	10%

As of June 30, 2025, the annual future minimum lease payments of the Company's operating lease liabilities were as follows:

2025	$144,365
2026	148,696
2027	-
Total future minimum lease payments, undiscounted	293,061
Present value discount	(26,906)
Total lease liability	$266,155

5. Share capital

Authorized

The Company has authorized an unlimited number of common shares participating, voting and without par value. Each holder of common shares is entitled to one vote for each share owned on all matters voted upon by shareholders.

On October 28, 2024, the Company completed a reverse share split at the ratio of 1-for-2, resulting in 10,846,721  common shares after conversion.

Conversion of convertible notes

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

Regulation A Offering

On March 10, 2025, the Company closed a Tier II Regulation A offering for gross proceeds of $4,172,000. The Company issued 1,490,000 units at a price of $2.80 per unit. Each unit consisted of one common share of the Company and one warrant to purchase one common share of the Company (each a "Regulation A Warrant"). The Regulation A Warrants have an exercise price of $2.80 per share and will expire 5 years from the date of issuance on March 10, 2030. The Company incurred total issuance costs of $483,020, including legal fees and placement fees directly related to the issuance.  The issuance costs incurred were recognized as a reduction in equity and allocated based on the relative fair values of the Regulation A Warrants and common shares on a standalone basis.  The fair value of the common shares was based on the Company's share price on the day of issuance of $3.40 and the fair value of the Regulation A Warrants was $2.63 per warrant.  The Regulation A Warrants were recognized in additional paid-in capital as they met the criteria for equity classification.

June 2025 Public Offering

On June 2, 2025, the Company closed a public offering of 2,260,000 units, with each unit consisting of one common share of the Company, and one warrant to purchase one common share, at a price of $3.10 per unit (the "June 2030 Warrants"), for gross proceeds of $7,006,000, before deducting placement agent fees and other estimated offering expenses (the "June 2025 Public Offering").  The June 2030 Warrants were immediately exercisable for one of our common shares at an exercise price of $3.10 per share and will expire 5 years from the date of issuance on June 3, 2030.  The units were offered pursuant to the Company’s Registration Statement on Form S-1, initially filed with the SEC under the Securities Act on May 27, 2025 and declared effective by the SEC on May 29, 2025. The Company incurred issuance costs of $809,606, including legal fees and placement fees directly related to the issuance.  The issuance costs incurred were recognized as a reduction in equity and allocated based on the relative fair values of the June 2030 Warrants and common shares on a standalone basis. The fair value of the common shares were based on the Company's share price on the day of issuance of $2.63 and the fair value of the June 2030 Warrants were $1.92 per warrant.  The June 2030 Warrants were recognized in additional paid-in capital as they met the criteria for equity classification.

The fair value of the Regulation A Warrants and June 2030 Warrants were estimated using the Black-Scholes model with the following assumptions:

	Issue Date March 10, 2025	Issue Date June 2, 2025
Valuation date share price	$3.40	$2.63
Exercise price	$2.80	$3.10
Dividend yield	-	-
Risk-free interest rate	3.98%	4.01%
Expected warrant life	5.00 years	5.00 years
Expected volatility	97.81%	97.42%

As of June 30, 2025, 133,800 of the 1,490,000 Regulation A Warrants have been exercised for cash, with 5,000 being exercised in the three months ended March 31, 2025, for proceeds to the Company of $374,640 ($14,000 of which related to the three months ended March 31, 2025).

Initial Public Offering

On November 14, 2024, the Company completed its initial public offering ("IPO") with the sale of 970,000 Units at the price of $4.125 per Unit, with each Unit (the "Unit") consisting of one common share and one warrant (the "Public Warrants" and with the Regulation A Warrants and the June 2030 Warrants, the "Warrants") to purchase one common share at the exercise price of $4.64 per share. The Public Warrants expire five years from their date of issuance on November 15, 2029. In addition, the underwriters exercised an option to purchase 145,500 Public Warrants (the "Overallotment Warrants") at a price of $0.01 per warrant.

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

The fair value of the common shares was based on the Company's share price on the day of issuance of $2.65 and the fair value of the Public Warrants was $1.7419 per warrant. The Public Warrants were recognized in additional paid-in capital as they met the criteria for equity classification.

The fair value of the Public Warrants was estimated using the Black-Scholes option pricing model with the following inputs:

2024
Valuation date share price	$2.65
Exercise price	$4.64
Expected dividend yield	-
Risk-free interest rate	4.32%
Expected term (in years)	5 years
Expected volatility	95%

As of June 30, 2025, 129,905 Public Warrants have been exercised for cash for proceeds to the Company of $602,759.

The number of Warrants outstanding as of June 30, 2025:

Warrants outstanding
Expiry date	Exercise price	Number outstanding
November 15, 2029	$4.64	985,595
March 10, 2030	$2.80	1,351,200
June 2, 2030	$3.10	2,260,000

Standby Equity Purchase Agreement

On February 10, 2025, the Company also announced that it had entered into a standby equity purchase agreement (the "SEPA") with YA II PN, Ltd. ("Yorkville").  Pursuant to the SEPA and subject to the satisfaction of certain conditions, Yorkville has committed to purchase the Company's common shares, no par value, in increments up to an aggregate gross sales price of up to $15,000,000 during the 36 months following the date of the SEPA (such shares, the "Shares"). The Shares will be sold at the Company's option pursuant to the SEPA at 97% of the Market Price (as defined pursuant to the SEPA) and purchases are subject to certain limitations set forth in the SEPA. As consideration for Yorkville's commitment to purchase the common shares pursuant to the SEPA, the Company paid Yorkville a structuring fee in the amount of $25,000 and issued to Yorkville 105,840 common shares with a share price of $2.83 at issuance.  The Company also incurred legal fees of $391,898 related to the SEPA.  These costs together are classified as deferred issuance costs on the accompanying condensed consolidated balance sheet and will be recorded as a reduction of common shares when a financing under the SEPA occurs.  As of June 30, 2025, there have been no sales made under the SEPA.

6. Stock-based compensation

At June 30, 2025, the Company had in place a stock option plan for employee, non-employee directors, and consultants of the Company (the "Plan").  The Plan provides both for the direct award or sale of shares and for the grant of options to purchase shares. Under the plan the total number of shares available for options cannot exceed 10% of the Company's issued and outstanding common shares at the time of any grant. The Company is authorized to issue options to employees, non-employee directors and consultants under the plan.

On June 25, 2024, the Board of Directors of the Company approved the acceleration of vesting for all outstanding share options to June 25, 2024, resulting in the Company recognizing the remaining expense for all share options outstanding and unvested as of that date.

The following table summarizes option transactions for the Plan:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Outstanding at December 31, 2024	1,185,000	1.47	4.18	1.18
Granted	100,000	2.60	5.00	-
Outstanding at June 30, 2025	1,285,000	1.56	3.79	1.43
Exercisable at June 30, 2025	980,000	1.25	4.01	1.74
Unvested at June 30, 2025	305,000	2.56	4.44	-

As of June 30, 2025, there were $541,867 of unrecognized stock-based compensation cost related to share options outstanding, which is expected to be recognized over a weighted-average period of 3.25 years.

The weighted average grant date fair value of awards for options granted during the six months ended June 30, 2025 was $1.96. The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

June 30, 2025
Weighted-average
Exercise price	$2.60
Share price	$2.60
Dividend	-
Risk-free interest	4.02%
Estimated life (years)	5.00
Expected volatility	97.36%

For the three and six months ended June 30, 2025, stock-based compensation expense was $117,448 and $229,725, respectively. For the three and six months ended June 30, 2024, stock-based compensation expense was $585,442 and $621,395, respectively. Stock-based compensation expense has been reported in the Company's condensed consolidated statements of operations and comprehensive loss within general and administrative expenses.

7. Net loss per share

Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss attributable to shareholders	$(6,176,084)	$(3,632,859)	$(11,278,492)	$(5,340,217)
Weighted average number of common shares outstanding during the year	14,284,261	8,167,993	13,853,305	8,122,333
Basic and diluted net loss per share attributable to shareholders	$(0.43)	$(0.44)	$(0.81)	$(0.66)

The Company's potentially dilutive securities for the three and six months ended June 30, 2025 and 2024, include stock options, warrants, and notes payable. The Company excluded the potential ordinary shares outstanding at each period end from the computation of diluted net loss per share attributable to ordinary shareholders for the three and six months ended June 30, 2025 and 2024 because including them would have had an anti-dilutive effect.

8. Related party transactions

On October 18, 2023, the Company signed an agreement with RBx Capital, LP ("RBx"), a family office controlled by the Company's Executive Chairman and CEO, that provides for certain managerial positions to be filled from within RBx. RBx is responsible for the payment and provision of all wages, bonuses, and benefits for these positions. Reimbursable salaries paid to RBx pursuant to this agreement are $125,000 per month. In December 2024, reimbursable salaries were changed to $100,000 per month. Reimbursable salaries paid to RBx were $300,000 and $375,000 during the three months ended June 30, 2025 and 2024, respectively. Reimbursable salaries paid to RBx were $600,000 and $675,000 during the six months ended June 30, 2025 and 2024, respectively. Additional expenses of $64,046 and $38,770 were incurred by RBx on behalf of the Company during the three months ended June 30, 2025 and 2024, respectively. Additional expenses of $104,911 and $124,178 were incurred by RBx on behalf of the Company during the six months ended June 30, 2025 and 2024, respectively. The total amount of accounts payable to RBx was $121,273 and $142,459 as of June 30, 2025 and December 31, 2024, respectively.

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

Level 2: Inputs, other than the quoted prices in active markets that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, or which require the  reporting entity to develop its own assumptions

The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$8,273,495	$-	$-	$8,273,495
Total assets measured at fair value	$8,273,495	$-	$-	$8,273,495

Liabilities:
Debentures	$-	$-	$4,700,000	$4,700,000
Total liabilities measured at fair value	$-	$-	$4,700,000	$4,700,000

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$4,164,323	$-	$-	$4,164,323
Total assets measured at fair value	$4,164,323	$-	$-	$4,164,323

The Company's cash equivalents are classified as Level 1. The fair value of the Company's cash and cash equivalents is determined based on market pricing that is both objective and publicly available.

The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.

As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company's other financial instruments, which include cash, accounts payable, and accrued expenses, approximate fair values because of their short-term maturities.

10. Commitment and contingencies

Commitments

As of June 30, 2025, the Company had no long-term commitments.

Contingencies

In the ordinary course of business, from time to time, the Company may be involved in various claims related to operations, rights, commercial, employment or other claims. Although such matters cannot be predicted with certainty, management does not consider the Company's exposure to such claims to be material to these consolidated financial statements.

11. Segment reporting

The Company manages the business activities on a consolidated basis and operates as one reportable segment that constitutes all of the consolidated entity, which is the business of advancing the clinical development program of the Company's product, while opportunistically identifying, evaluating, and acquiring accretive assets, properties or businesses. The Company's CODM is its Chief Executive Officer. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM uses consolidated net loss to measure segment loss, allocate resources and assess performance.  The significant segment expense categories (general and administrative and research and development) are consistent with those presented on the face of the statements of operations and comprehensive loss.  Other segment items are interest (income) expense which are consistent with those presented on the face of the statements of operations and comprehensive loss.  Additionally, the CODM reviews cash forecast models to determine where the Company will invest in planned research and development activities.

12. Debentures

On May 2, 2025, the Company entered into a securities purchase agreement with Yorkville, under which the Company has issued and sold three debentures (the "Debentures") to Yorkville in an aggregate principal amount totaling $5,000,000 during the three months ended June 30, 2025. The Debentures were issued at a discounted price of 90% for proceeds to the Company of $4,500,000. Interest will accrue on the outstanding principal amount of each Debenture at an annual rate of 8%, subject to a potential increase to 18% per annum upon the occurrence of certain events of default. The Debentures will mature on February 2, 2026 and are required to be repaid using proceeds from the SEPA.

The Company elected the fair value option to account for the Debentures. The underlying methodology used was a discounted cash flow approach. The Company initially recorded the Debentures at fair value with any differences between the transaction price and fair value recorded as a gain or loss in the statement of operations and comprehensive loss. It was determined that the Debentures were issued at fair value and therefore there was no gain or loss at the issuance date. Based on the fair value option, the Company will subsequently remeasure the Debentures at fair value at each reporting period with the gain or loss recognized in the statements of operations and comprehensive loss.  The Debentures were remeasured to reflect changes in market yields at June 30, 2025, resulting in a change in fair value of $200,000 and was recorded in the statements of operations and comprehensive loss for the three and six months ended June 30, 2025.

13. Antev Agreement

On June 29, 2025, the Company, Antev Limited ("Antev") and certain securityholders of Antev entered into a definitive securities exchange agreement (the "Definitive Agreement"), pursuant to which the Company has agreed to acquire all of the issued and outstanding shares of Antev, on a fully diluted basis, in exchange for 2,666,600 (or approximately 17% in aggregate) of the issued and outstanding common shares of the Company (the "Consideration Shares").  In addition to resale restrictions prescribed under applicable securities laws, the Consideration Shares will be subject to a staggered lock-up (including certain registration rights, as further described in the Definitive Agreement) and an agreement granting certain voting rights in favor of Company management for a period of 36 months. Upon the achievement of certain milestones related to potential future U.S. Food and Drug Administration Phase 2 and New Drug Administration approvals, as more particularly described in the Definitive Agreement, Antev shareholders will be entitled to receive up to approximately $65,000,000 in additional contingent consideration. The Antev acquisition is expected to close before the end of August 2025, subject to the fulfillment of certain closing conditions, including obtaining Antev shareholder approval and other applicable corporate, regulatory and other third-party approvals. No assurances can be given that the parties will successfully close the transaction on the terms or timeframe currently contemplated or at all. Antev is a clinical stage biotech company, developing Teverelix, a next generation GnRH antagonist, as first in market product for cardiovascular high-risk prostate cancer patients and patients with first acute urinary retention (AURr) episodes due to enlarged prostate.

14. Liquidity

The Company has incurred operating losses and negative cash flows from operations since its inception. As of June 30, 2025, the Company had an accumulated deficit of $40,182,395, which was comprised of $12,384,244 of accumulated deficit of SkinJect, Inc. as of September 30, 2023, the day after it became a subsidiary of the Company, and $27,798,151 of deficit accumulated by the Company on a consolidated basis since September 30, 2023. Since inception, the Company has funded its operations primarily through equity and debt financings.

On February 10, 2025, the Company announced that it had entered into the SEPA. Subject to the satisfaction of certain conditions, Yorkville has committed to purchase the Company's common shares up to an aggregate gross sales price of $15,000,000 during the 36 months following the date of the SEPA. See Note 5 for further details. On July 9, 2025 and July 14, 2025, the Company sold 155,000 and 335,000 common shares to Yorkville under the SEPA at a per share price of approximately $3.28 and $3.02 per share, for proceeds of approximately $509,000, and $1,012,000, respectively.

On March 10, 2025, the Company closed its Tier II Regulation A offering for gross proceeds of approximately $4,172,000.  The Company issued 1,490,000 units at a price of $2.80 per unit.  Each unit consists of one common share of the Company and one Regulation A Warrant.

On May 2, 2025, the Company entered into a securities purchase agreement with Yorkville whereby, in three separate tranches, the Company issued three Debentures totaling $5,000,000 in the aggregate, for gross proceeds of approximately $4,500,000 following the 90% issuance price.  Interest will accrue on the outstanding principal amount at an annual rate of 8%. The Debentures will mature on February 2, 2026. Proceeds of the SEPA, if any, will be applied to repay a portion of the principal amount outstanding of the Debentures.

On May 29, 2025, the Company entered into a placement agency agreement with Maxim Group LLC, relating to the June 2025 Public Offering. The aggregate gross proceeds to the Company from the offering, which closed on June 2, 2025, were $7,006,000, before deducting placement agent fees and other estimated offering expenses. See "June 2025 Public Offering" in Note 5 for further details.

On July 14, 2025, the Company entered into an inducement agreement with a certain accredited and institutional holder to exercise 1,340,000 Regulation A Warrants.  Pursuant to the agreement, the holder, upon exercise, received new unregistered warrants to purchase up to 2,680,000 common shares upon the exercise of the new warrants.  The new warrants have an exercise price of $3.75 per common share and expire five years from the date of issuance. The Company received $3,752,000 upon the exercise of the Regulation A Warrants pursuant to the inducement agreement.

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

In addition to accessing public markets through the exercise of outstanding warrants, additional public and private debt and equity financings, and the SEPA, management believes that the Company has access to additional capital resources through public and/or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, it is possible that the Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects. The Company is subject to risks associated with any specialty biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company's research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable.

15. Subsequent Events

On July 9, 2025 and July 14, 2025, the Company sold 155,000 and 335,000 common shares to Yorkville under the SEPA at a per share price of approximately $3.28 and $3.02 per share, for proceeds of approximately $509,000, and $1,012,000, respectively.

On July 14, 2025, the Company entered into an inducement agreement with a certain accredited and institutional holder to exercise 1,340,000 Regulation A Warrants.  Pursuant to the agreement, the holder, upon exercise, received new unregistered warrants to purchase up to 2,680,000 common shares upon the exercise of the new warrants.  The new warrants have an exercise price of $3.75 per common share and expire five years from the date of issuance. The Company received $3,752,000 upon the exercise of the Regulation A Warrants pursuant to the inducement agreement.

Subsequent to June 30, 2025, the Company has paid down a total of $1,802,468 on the Debentures.

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

Company Overview

Medicus Pharma Ltd. (the "Company") is a clinical stage, multi-strategy life sciences, biotech company focused on investing in and accelerating clinical development programs of novel and potentially disruptive therapeutic assets. The Company looks into opportunities across all therapeutics areas where an unmet need exists for improved patient safety and efficacy. The Company is opportunistically exploring to expand its drug development pipeline through qualified and accretive acquisitions and partnerships.

The Company has two wholly owned subsidiaries, Medicus Pharma Inc., a company incorporated in the state of Delaware on October 12, 2023, and SkinJect, Inc. ("SkinJect"), a company incorporated in the state of Pennsylvania on March 3, 2015.

SkinJect is focused on the development of a novel "innovation combination product", as an investigational new drug, using uniquely designed, patent protected doxorubicin-containing dissolvable microneedle arrays ("D-MNAs") for the treatment of certain skin cancers. To that end, the Company licensed certain technology co-developed by the University of Pittsburgh and Carnegie Mellon University. The Company established and validated fabrication processes relative to the D-MNAs, completed pre-clinical testing and secured approval to proceed with clinical trials activity from the Food and Drug Administration ("FDA").

The Company then completed a dose escalation study ("SKNJCT-001") that assessed the safety of D-MNA patch in patients with Basal Cell Carcinoma ("BCC"). There were no serious systemic or local adverse events nor any demonstrated alterations in any clinical measurements during the trial. The conclusion of the study was that D-MNA patch was well tolerated with no evidence of dose limiting toxicity.

The Company had initiated a clinical study ("SKNJCT-002") aimed at evaluating clinical efficacy. The first part involved the enrollment of 15 healthy volunteers and was designed to study the penetration of placebo-containing Dynamic Mechanical Allodynia patches at five different anatomic locations. After the first seven health volunteers were enrolled, due to the variability of array application observed by the investigator, SkinJect made the decision to pause the trial. The study was never resumed, and it was ultimately closed without further enrollment. There were no adverse events reported in the enrolled subjects.

In January 2024, the Company submitted the clinical design for a randomized, double-blinded, placebo-controlled, multi-center study ("SKNJCT-003") enrolling up to 60 subjects presenting with nodular type of BCC of the skin. The FDA responded in March 2024 and requested additional clinical information. A final protocol was submitted to the FDA in July 2024, which included the information requested by the FDA, along with updated chemistry, manufacturing and controls (CMC), stability and sterility data. On July 31, 2024, the FDA responded to the latest submission and requested certain additional information and clarification. The Company responded to the FDA on August 2, 2024 and commenced patient recruitment on August 27, 2024.

The SKNJCT-003 Phase 2 clinical study is currently underway in nine clinical sites across United States. In March 2025, the Company announced a positively trending interim analysis for SKNJCT-003 demonstrating more the 60% clinical clearance. The interim analysis was conducted after more than 50% of the then-targeted 60 patients in the study were randomized. The findings of the interim analysis are preliminary and may or may not correlate with the findings of the study once completed.  In April 2025, the investigational review board increased the number of participants in SKNJCT-003 to 90 subjects. The Company also announced expanding clinical trial sites in Europe.

In May 2025, the Company received notice that a study may proceed with approval from United Arab Emirates (UAE) Department of Health (DOH) to commence clinical study (SKNJCT-004) to non-invasively treat BCC of the skin. The study is expected to randomize 36 patients in four clinical sites in the UAE. Cleveland Clinic Abu Dhabi is the principal investigator, along with Sheikh Shakbout Medical City, Burjeel Medical City, and American Hospital of Dubai. Insights Research Organization and Solutions (IROS), a UAE-based contract research organization that is an M42 portfolio company, is coordinating the clinical study for the Company.

In June 2025, the Company announced submission of a product development plan to the FDA to treat external Squamous Cell Carcinoma (SCC) in horses. The Company, in December 2024, received a minor use in major species designation (MUMS) for its dissolvable doxorubicin-containing microneedle array (D-MNA) to treat external squamous cell carcinoma (SCC) in horses. MUMS is a status similar to Orphan Drug status for human drugs. It entitles the Company to an extended 7-year period of exclusive marketing following approval, provided that the Company meets all the requirements for maintaining the designation.

In June 2025, the Company entered into a definitive agreement to acquire Antev Limited, a UK-based clinical biotech company developing Teverelix, a next-generation GnRH antagonist, as first in market product for cardiovascular high-risk prostate cancer patients and patients with first acute urinary retention (AURr) episodes due to enlarged prostate.

The Share Consolidation

On June 25, 2024, the Company's shareholders approved an amendment to the Company's articles of incorporation to provide for the share consolidation (the "Share Consolidation"), or reverse stock split, of the Company's issued and outstanding common shares at such a consolidation ratio to be determined by the Company's Board of Directors in its sole discretion, to permit the Company to satisfy all conditions and necessary regulatory approvals to list the common shares on a U.S. national securities exchange as the Company's Board of Directors may determine in its sole direction. The Company's Board of Directors approved the Share Consolidation on October 15, 2024, and the Share Consolidation was completed by the Company on October 28, 2024, at the ratio of 1-for-2.

After the completion of the Share Consolidation, the number of the Company's issued and outstanding common shares decreased from 21,693,560 to 10,846,721. The par value of the Company's common shares remains unchanged at $nil per share after the Share Consolidation. The Share Consolidation was completed in preparation for a U.S. listing.

Initial Public Offering

On November 14, 2024, the Company completed its initial public offering ("IPO") with the sale of 970,000 Units at the price of $4.125 per Unit, with each Unit (the "Unit") consisting of one common share and one warrant (the "Public Warrants" and with the Regulation A Warrants and the June 2030 Warrants, the "Warrants") to purchase one common share at the exercise price of $4.64 per share. The Public Warrants expire five years from their date of issuance on November 15, 2029. In addition, the underwriters exercised an option to purchase 145,500 Public Warrants (the "Overallotment Warrants") at a price of $0.01 per warrant.

Total gross proceeds from the IPO were $4.0 million, including the proceeds from the Overallotment Warrants. The Company incurred total issuance costs of $2.1 million, including underwriter fees, and legal and other professional fees incurred directly related to the issuance.

Regulation A Offering

On March 10, 2025, the Company completed an offering of 1,490,000 units at $2.80 per unit pursuant to Tier II of Regulation A under the Securities Act, with each unit consisting of one common share and one warrant (each a "Regulation A Warrant") to purchase one common share (the "Regulation A Offering"). The Regulation A Warrants have an exercise price of $2.80 and expire on March 10, 2030. The aggregate gross proceeds to the Company from the Regulation A Offering were $4.2 million. As of June 30, 2025, 133,800 of the 1,490,000 Regulation A Warrants have been exercised for cash , with 5,000 being exercised in the three months ended March 31, 2025, for proceeds to the Company of $374,640 ($14,000 of which related to the three months ended March 31, 2025).

Debentures

On May 2, 2025, the Company the Company entered into a securities purchase agreement with the Investor (as defined below), under which the Company has issued and sold three debentures (the "Debentures") to the Investor in an aggregate principal amount totaling $5,000,000 during the three months ended June 30, 2025. The Debentures were issued at a discounted price of 90% for proceeds to the Company of $4,500,000. Interest will accrue on the outstanding principal amount of each Debenture at an annual rate of 8%, subject to a potential increase to 18% per annum upon the occurrence of certain events of default. The Debentures will mature on February 2, 2026 and are required to be repaid using proceeds from the SEPA (as defined below).

June 2025 Public Offering

On June 2, 2025, the Company closed a public offering with gross proceeds of $7.0 million.  The Company issued 2,260,000 units at a price of $3.10 per unit.  Each unit consisted of one common share of the Company and one warrant to purchase one common share (the "June 2030 Warrants").  The June 2030 Warrants have an exercise price of $3.10 per share and will expire on June 2, 2030.  As of June 30, 2025 no warrants have been exercised for cash.

Results of Operations

The following table outlines our statements of loss and comprehensive loss for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,			Six months ended June 30,
	2025	2024		2025	2024
	$	$	Change	$	$	Change
General and administrative	4,576,524	2,276,676	2,299,848	7,696,584	3,662,657	4,033,927
Research and development	1,439,564	1,277,158	162,406	3,445,778	1,598,535	1,847,243
Total operating expenses	6,016,088	3,553,834	2,462,254	11,142,362	5,261,192	5,881,170
Loss from operations	(6,016,088)	(3,553,834)	(2,462,254)	(11,142,362)	(5,261,192)	(5,881,170)
Other income (expense):
Interest income, net	40,004	(79,025)	119,029	63,870	(79,025)	142,895
Change in fair value of Debentures	(200,000)	-	(200,000)	(200,000)	-	(200,000)
Total other income (expense)	(159,996)	(79,025)	(80,971)	(136,130)	(79,025)	(57,105)
Net loss and comprehensive loss	(6,176,084)	(3,632,859)	(2,543,225)	(11,278,492)	(5,340,217)	(5,938,275)
Net loss per common share (basic and diluted)	(0.43)	(0.44)		(0.81)	(0.66)

General and administrative

	Three months ended June 30,			Six months ended June 30,
	2025	2024		2025	2024
	$	$	Change	$	$	Change
Professional fees	1,944,559	621,040	1,323,519	3,305,037	1,059,342	2,245,695
Consulting fees	383,270	483,380	(100,110)	668,216	939,194	(270,978)
Salaries, benefits, and compensation	908,599	303,390	605,209	1,378,393	540,359	838,034
General office, insurance and administrative expenditures	724,800	716,422	8,378	1,264,698	894,232	370,466
Business development and investor relations	615,296	152,444	462,852	1,080,240	229,530	850,710
	4,576,524	2,276,676	2,299,848	7,696,584	3,662,657	4,033,927

General and administrative

General and administrative expenses for the three and six months ended June 30, 2025 and 2024 are comprised of:

Professional fees increased by $1,323,519 and $2,245,695 for the three and six months ended June 30, 2025, compared to the equivalent period in the prior year. The increase was primarily due to increases in legal and accounting fees related to the Company's operations, as well as financing and transactional activities. Professional fees include fees incurred for legal and accounting services that fluctuate from period to period based on the nature of the transactions the Company undertakes. The primary reason for the increase is due to increased regulatory requirements following the Company's initial public offering, transition to U.S. domestic issuer status, multiple financing transactions and the Antev acquisition.

Consulting fees decreased by $100,110 and $270,978 for the three and six months ended June 30, 2025, compared to the equivalent period in the prior year. Consulting fees include fees paid to individuals and professional firms who provide advisory services to the Company and fluctuate from period to period based on the nature of the transactions the Company undertakes. The primary reason for the decrease is due to decreased business activity in the current year compared to the prior year when the Company was focused on completing the initial public offering.

Salaries, wages and benefits increased by $605,209 and $838,034 for the three and six months ended June 30, 2025, compared to the equivalent period in the prior year. The increase was primarily due to an increase in headcount from the previous year.

General office, insurance and administration expenditures increased by $8,378 and $370,466 for the three and six months ended June 30, 2025, compared to the equivalent period in the prior year. The increase was primarily due to the Company now incurring more significant insurance related expenses and general office related expenditures in support of expanded operations.

Business development and investor relations and market awareness expenses increased by $462,852 and $850,710 for the three and six months ended June 30, 2025, compared to the equivalent period in the prior year. The increase was primarily a result of increased marketing efforts in the current year as a result of the Company being a listed public entity on the Nasdaq.

There is an expected increase in general and administrative expenses associated with being a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with applicable securities law requirements and financing and other transactional activities; additional director and officer insurance costs; and investor and public relations costs.

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

R&D expenses increased by $162,406 and $1,847,243 for the three and six months ended June 30, 2025, compared to the equivalent periods in the prior year. This increase is primarily due to costs incurred related to SKNJCT-003 which had increased clinical trial activity in the current year.

We expect our R&D expenses to increase substantially for the foreseeable future as we continue with the SKNJCT-003 study and trials.

The principal risks related to the Company's future performance are that the trials are unsuccessful, the Company does not receive FDA approval to proceed with the next stage of its research and development, may be placed on clinical hold by the FDA, or the Company is unsuccessful in obtaining future funding needed to continue its research and development. These are customary risks for a development stage pharmaceutical Company and are less acute than for a Company with a less advanced product.  Nevertheless, there can be no assurance that the Company will be able to complete its clinical trials, that the trials will be successful, or that the product will ultimately reach commercialization.

Other income (expense):

Interest income, net, was $40,004 and $63,870 for the three and six months ending June 30, 2025, respectively.  Interest income for the three and six months ended June 30, 2025 relates to interest income earned on short-term money market investments. Interest expense, net was $79,025 for the three and six months ending June 30, 2024, related to interest on convertible note payables.

Change in fair value of Debentures was $200,000 for both the three and six months ending June 30, 2025. The $200,000 relates to the remeasurement of the Debentures at fair value at the reporting date.

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

In addition to accessing public markets through the exercise of outstanding warrants, additional public and private debt and equity financings, and the SEPA (as defined below), management believes that the Company has access to additional capital resources through public and/or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, it is possible that the Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects. The Company is subject to risks associated with any specialty biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company's research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable.

As of June 30, 2025, the Company had cash and cash equivalents of $9,669,546 compared to cash and cash equivalents of $4,164,323 as of December 31, 2024. During the six months ended June 30, 2025, the Company received net proceeds of $9,790,015 from the issuance of common shares and warrants in connection with the Regulation A Offering and June 2025 Public Offering, received net proceeds of $4,500,000 from the issuance of the Debentures, and received proceeds of $977,399 from the exercise of warrants.  As of June 30, 2025, the Company has an accumulated deficit of $40,182,395 and net loss and comprehensive loss of $6,176,084 and $11,278,492 for the three and six months ended June 30, 2025. The accumulated deficit of the Company as of June 30, 2025 was comprised of $12,384,244 of accumulated deficit of SkinJect as of September 30, 2023, the day after it became a subsidiary of the Company, and $27,798,151 of deficit accumulated by the Company on a consolidated basis since September 30, 2023. For the three and six months ended June 30, 2024, the Company had net loss and comprehensive loss of $3,632,859 and $5,340,217. The Company has a working capital surplus of $2,452,566 as of June 30, 2025.

On March 10, 2025, the Company completed the Regulation A Offering of 1,490,000 units at $2.80 per unit. As of June 30, 2025, 133,800 of the 1,490,000 Regulation A Warrants have been exercised for cash, for proceeds to the Company of $374,640.

On June 2, 2025, the Company closed its public offering with gross proceeds of $7.0 million.  The Company issued 2,260,000 units at a price of $3.10 per unit.  Each unit consisted of one common share of the Company and one June 2030 Warrant.  The June 2030 Warrants have an exercise price of $3.10 per share and will expire June 2, 2030.  As of June 30, 2025 no warrants have been exercised for cash.

As of June 30,2025, 129,905 of the 1,115,500 Public Warrants in the IPO were exercised for cash, for proceeds to the Company of $602,759.

On July 14, 2025, the Company entered into an inducement agreement with a certain accredited and institutional holder to exercise 1,340,000 Regulation A Warrants.  Pursuant to the agreement, the holder, upon exercise, received new unregistered warrants to purchase up to 2,680,000 common shares upon the exercise of the new warrants.  The new warrants have an exercise price of $3.75 per common share and expire five years from the date of issuance. The Company received $3,752,000 upon the exercise of the Regulation A Warrants pursuant to the inducement agreement.

Standby Equity Purchase Agreement

The Company has entered into a standby equity purchase agreement dated February 10, 2025 (the "SEPA") with YA II PN, Ltd. (the "Investor"), an investment fund managed by Yorkville Advisors Global, LP. Pursuant to the SEPA, the Company has the option, at its sole discretion, to sell up to $15,000,000 of the Company's common shares to the Investor at any time during the 36-months following the date of the SEPA.

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

Cash flows

	For the six months ended June 30
	2025	2024
	$	$	Change
Cash used in operating activities	(9,409,825)	(3,953,639)	(5,456,186)
Cash provided by financing activities	14,915,048	10,642,500	4,272,548
Net change in cash during the period	5,505,223	6,688,861	(1,183,638)
Cash, beginning of the period	4,164,323	1,719,338	2,444,985
Cash, end of the period	9,669,546	8,408,199	1,261,347

Cash flows used in operating activities

Cash flows used in operating activities for the six months ended June 30, 2025 were $9,409,825 compared to cash flows used in operating activities of $3,953,639 for the six months ended June 30, 2024. The increase is primarily due to increased spending on research and development activities for our SKNJCT-003 study and trials and increased general and administrative expenses related to our IPO and resulting U.S. reporting obligations, along with multiple financing and other transactional activities.

Cash flows provided by financing activities

Cash flows provided by financing activities for the six months ended June 30, 2025 were $14,915,048 due to $9,790,015 of proceeds from issuance of common shares and warrants, net of offering costs, gross proceeds of $4,500,000 from the issuance of the Debentures, as well as proceeds of $977,398 from the exercises of warrants. Cash flows provided by financing activities for the six months ended June 30, 2024 were $10,642,500 consisting of $5,172,500 of proceeds from issuance of convertible notes and $5,470,000 of proceeds from issuance of common shares and warrants.

Contractual Obligations

We have no significant contractual arrangements other than those noted in our financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2025, we have not entered into any off-balance sheet arrangements.

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

Stock-based compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company records the expense for stock-based compensation awards subject to vesting over the requisite service period using an estimate of the number of options that will eventually vest. The Company estimates the fair value of stock option grants and shares purchasable under the Company's equity incentive plan  using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management's best estimates and involve inherent uncertainties and the application of management's judgment. The Company accounts for forfeitures as they occur. All stock-based compensation costs are recorded in the statements of operations and comprehensive loss based upon the underlying employees or non-employee's roles within the Company.

Fair Value Measurements

Our recurring fair value measurements which primarily include cash and cash equivalents and Debentures, for which we elected the fair value option.

The fair value option was elected to account for the Debentures. We used the discounted cash flow approach to determine the fair value and it was determined that there was no difference between the transaction price and the fair value and therefore there was no gain or loss was recorded at the issuance date. We will subsequently remeasure the Debentures at fair value at each reporting period with the gain or loss recognized in the statements of operations and comprehensive loss.

We measure the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

Updated share information

As of June 30, 2025, we had 15,936,266 common shares issued and outstanding. In addition, there were 1,285,000 common shares issuable upon the exercise of outstanding stock options and 4,596,795 common shares issuable upon the exercise of three outstanding classes of warrants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective, because of certain material weaknesses in our internal control over financial reporting, as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2024 and 2023, we identified the following material weaknesses in our internal control over financial reporting that have not been remediated as of June 30, 2025: (i) lack of degree of precision in the review of materials used to record transactions in accordance with US GAAP, and (ii) lack of formalized or documented policies related to the overall information technology ("IT") system environment, including IT security and cybersecurity, centrally managed security patches and antivirus/malware protection, and user access.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, the Company implemented the measures described above and is in the process of evaluating the operating effectiveness of these enhancements. The material weakness cannot be considered fully remediated until these enhancements have been in place and operated for a sufficient period of time to enable management to conclude on their operating effectiveness. Other than these enhancements, there were no changes in the Company's internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date hereof.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in the Company's 2024 Annual Report. Any of these risk factors could result in a significant or material adverse effect on the Company's business, financial condition and/or results of operations. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 128,800 common shares upon the exercise of 128,800 Regulation A Warrants during the period covered by this Form 10-Q, pursuant to Regulation A. There has been no material change in the use of proceeds described in the final offering circular filed with the SEC on March 7, 2025.

Additional information required by Item 701 of Regulation S-K as to unregistered sales of equity securities of the Company during the period covered by this Quarterly Report have previously been included in Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1	Share Exchange Agreement, dated June 29, 2025, by and between Medicus Pharma Ltd., Antev Limited and each of the securityholders of Antev Limited party thereto. (incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K/A, filed with the SEC on July 3, 2025)
3.1*	Bylaws of Medicus Pharma Ltd., as in effect as of the date hereof
3.2*	Articles of Amendment of Medicus Pharma Ltd., effective as of August 8, 2025.
4.1	Form of Debenture (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on May 5, 2025)
4.2	Form of Subscription Agreement (incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-1, filed with the SEC on May 27, 2025)
4.3	Common Share Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on June 2, 2025)
4.4	Warrant Agency Agreement, dated as of June 2, 2025, by and between Medicus Pharma Ltd. and Odyssey Transfer and Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on June 2, 2025)
10.1	Securities Purchase Agreement, by and between Medicus Pharma Ltd. and YA II PN, Ltd., dated May 2, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 5, 2025)
10.2	Global Guaranty Agreement, by and among the subsidiaries of Medicus Pharma Ltd. set forth in Schedule I thereto, dated May 2, 2025 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 5, 2025)
10.3*	Employment Agreement, dated as of June 13, 2025, by and between the Company and Andrew Smith
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICUS PHARMA LTD.

Date: August 11, 2025	By:	/s/ Raza Bokhari
	Name:	Dr. Raza Bokhari
	Title:	Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ James Quinlan
	Name:	James Quinlan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)