Form 10-Q
period 2025-09-30
Medicus Pharma Ltd.
filed 2025-11-14
CIK 1997296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

As of November 11, 2025, there were 22,029,144 common shares, no par value, issued and outstanding.

MEDICUS PHARMA LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Quarterly Report regarding our strategy, future operations, future financial position, projected costs, prospects, plans, and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," "would," or the negative of such terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties, and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.

The forward-looking statements in this Quarterly Report include, among other things, statements about:

  our financial results, including our ability to continue as a going concern, generate earnings and achieve and sustain profitability, which may vary significantly from forecasts and from period to period;

  the progress, timing and completion of our research, development and preclinical studies and clinical trials for our products and product candidates;

  our ability to successfully integrate Antev Limited into our business and operations, successfully develop Teverelix trifluoroacetate and realize the benefits currently anticipated from the transaction;

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

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K, as amended, originally filed with the United States Securities and Exchange Commission ("SEC") on March 28, 2025 (the "2024 Annual Report") and in Part II, Item 1A of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MEDICUS PHARMA LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,662,091	$4,164,323
Prepaid expenses and other current assets	1,119,321	1,213,984
Total current assets	9,781,412	5,378,307
Operating lease right-of-use assets	196,249	268,571
Total assets	$9,977,661	$5,646,878

Liabilities and Shareholder's (deficit) equity
Current liabilities:
Accounts payable	$2,027,509	1,284,612
Accrued expenses and other current liabilities	1,560,430	762,835
Related party payable	143,080	142,459
Operating lease liability, current	141,070	116,323
Debentures	6,785,812	-
Total current liabilities	10,657,901	2,306,229
Loan payable	29,462	-
Operating lease liability, non-current	95,188	205,945
Total liabilities	10,782,551	2,512,174

Commitments and contingencies (Note 9)

Shareholders' (deficit) equity
Common shares, no par value; unlimited shares authorized; 20,971,122 and 11,816,721 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	$48,479,031	30,518,195
Common shares to be issued	313,934	-
Additional paid-in capital	6,449,863	1,520,412
Accumulated other comprehensive income	10,676	-
Accumulated deficit	(56,163,630)	(28,903,903)
Total shareholders' equity attributable to Medicus Pharma Ltd.	(910,126)	3,134,704
Non-controlling interests	105,236	-
Total shareholders' (deficit) equity	(804,890)	3,134,704
Total liabilities and shareholders' (deficit) equity	$9,977,661	$5,646,878

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30		Nine months ended September 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative	$5,024,082	$1,770,116	$12,720,666	$5,432,773
Research and development	1,684,783	564,145	5,130,561	2,162,680
In-process research and development (IPR&D) - Teverelix	8,717,475	-	8,717,475	-
Total operating expenses	15,426,340	2,334,261	26,568,702	7,595,453
Loss from operations	(15,426,340)	(2,334,261)	(26,568,702)	(7,595,453)

Other income (expense)
Interest income (expense)	11,572	55,514	75,442	(23,511)
Loss on SEPA settlements	(157,721)	-	(157,721)	-
Change in fair value of debentures	(383,823)	-	(583,823)	-
Loss on extinguishment of debentures	(25,000)	-	(25,000)	-
Total other income (expense)	(554,972)	55,514	(691,102)	(23,511)
Net loss for the period	(15,981,312)	(2,278,747)	(27,259,804)	(7,618,964)
Deemed dividend on warrant inducement	(4,954,518)	-	(4,954,518)	-
Net loss for the period attributable to common shareholders	(20,935,830)	(2,278,747)	(32,214,322)	(7,618,964)
Foreign currency translation adjustment	10,828	-	10,828	-
Comprehensive loss for the period attributable to common shareholders	(20,925,002)	(2,278,747)	(32,203,494)	(7,618,964)

Net loss attributable to:
Common shareholders of the Company	(20,935,753)	(2,278,747)	(32,214,245)	(7,618,964)
Non-controlling interests	(77)	-	(77)	-

Comprehensive loss attributable to:
Common shareholders of the Company	(20,925,077)	(2,278,747)	(32,203,569)	(7,618,964)
Non-controlling interests	75	-	75	-

Net loss per share attributable to common shareholders - basic and diluted	$(1.12)	$(0.24)	$(1.91)	$(0.84)

Weighted average number of common shares outstanding - basic and diluted	18,631,668	9,514,738	16,844,607	9,037,153

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

For the Nine Months Ended September 30, 2025 and 2024

	Common shares		Shares to be issued			Additional paid-in capital	Accumulated Deficit		Accumulated Other Comprehensive Income		Non- Controlling Interest	Total
	Shares	Amount	Shares		Amount
Balance as of December 31, 2024	11,816,721	$30,518,195	-	$		$1,520,412	$(28,903,903)	$		$		$3,134,704
Issuance of common shares and warrants in connection with Regulation A, net of issuance costs of $483,020	1,490,000	2,076,507	-		-	1,612,474	-		-		-	3,688,981
Issuance of common shares in connection with SEPA offering costs	105,840	300,000	-		-	-	-		-		-	300,000
Issuance of common shares upon exercise of stock warrants	5,000	14,000	-		-	-	-		-		-	14,000
Share-based compensation	-	-	-		-	112,277	-		-		-	112,277
Net loss and comprehensive loss for the period	-	-	-		-	-	(5,102,408)		-		-	(5,102,408)
Balance as of March 31, 2025	13,417,561	32,908,702	-		-	3,245,163	(34,006,311)		-		-	2,147,554
Issuance of common shares and warrants in connection with equity financing, net of offering costs of $809,606	2,260,000	3,961,899	-		-	2,234,495	-		-		-	6,196,394

Issuance of common shares upon exercise of stock warrants	258,705	963,398	-	-	-	-	-	-	963,398
Share-based compensation					117,448				117,448
Net loss and comprehensive loss for the period	-	-	-	-	-	(6,176,084)	-	-	(6,176,084)
Balance as of June 30, 2025	15,936,266	37,833,999			5,597,106	(40,182,395)			3,248,710
Issuance of common shares in connection with SEPA	2,152,672	5,254,726	-		-	-	-	-	5,254,726
Issuance of common shares upon exercise of stock warrants	1,340,000	3,752,000	-	-	-	-	-	-	3,752,000
Issuance of common shares upon exercise of stock options	145,000	162,400	-	-	-	-	-	-	162,400
Issuance of common shares for asset acquisition	1,397,184	2,129,410	205,980	313,934	-	-	-	105,161	2,548,505
Share issuance costs		(653,504)							(653,504)
Share-based compensation	-	-	-	-	852,757	-	-	-	852,757
Warrants issued under warrant inducement	-	-	-	-	4,954,518	-	-	-	4,954,518
Deemed dividend on warrant inducement	-	-	-	-	(4,954,518)	-	-	-	(4,954,518)
Net loss for the period						(15,981,235)		(77)	(15,981,312)
Other comprehensive income for the period	-	-	-	-	-	-	10,676	152	10,828
Balance as of September 30, 2025	20,971,122	$48,479,031	205,980	$313,934	$6,449,863	$(56,163,630)	$10,676	$105,236	$(804,890)

	Common shares		Shares to be issued		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	8,076,673	$18,761,250	-	$-	$98,585.00	$(17,748,387)	$-	$-	$1,111,448
Share-based compensation	-	-	-	-	35,953				35,953
Net loss and comprehensive loss for the period	-	-	-	-		(1,707,358)	-	-	(1,707,358)
Balance as of March 31, 2024	8,076,673	18,761,250	-	-	134,538	(19,455,745)	-	-	(559,957)
Conversion of debt	1,308,798	5,210,962	-	-	-	-			5,210,962
Issuance of common shares	1,461,250	5,470,000	-	-	-	-			5,470,000
Share-based compensation	-	-	-	-	585,442				585,442
Net loss and comprehensive loss for the period	-	-	-	-		(3,632,859)	-	-	(3,632,859)
Balance as of June 30, 2024	10,846,721	29,442,212	-	-	719,980	(23,088,604)	-	-	7,073,588
Net loss and comprehensive loss for the period	-	-	-	-	-	(2,278,747)	-	-	(2,278,747)
Balance, September 30, 2024	10,846,721	$29,442,212	-	$-	$719,980	$(25,367,351)	$-	$-	$4,794,841

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss for the period	$(27,259,804)	$(7,618,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,082,482	621,395
Change in operating lease right-of-use assets	72,322	65,605
Change in fair value of debentures	583,823	-
Loss on extinguishment of debentures	25,000	-
Costs to issue debentures	111,725	-
IPR&D - Teverelix	8,717,475	-
Foreign exchange gain/loss	8,816	-
Non-cash interest expense	89,680	106,253
Loss on SEPA settlements	157,721	-
Issuance cost related to SEPA	300,000	-
Changes in operating assets and liabilities:
Prepaid expenses	317,522	37,358
Deferred issuance costs	-	(684,040)
Accounts payable	(380,033)	235,756
Accrued expenses and other current liabilities	111,167	238,526
Operating lease liability	(106,171)	(35,040)
Related party payable	621	(22,528)
Net cash used in operating activities	(16,167,654)	(7,055,679)
Cash flows from financing activities:
Net proceeds from issuance of common shares and warrants	9,790,015	5,470,000
Proceeds from issuance of shares under SEPA	5,097,005	-
Proceeds from issuance of debentures	11,866,293	-
Repayment of debentures and other loan	(5,637,709)	-
Proceeds from issuance of convertible notes	-	5,172,500
Proceeds from exercise of warrants	4,729,398	-
Proceeds from exercise of stock options	162,400	-
Costs to issue debentures	(136,726)	-
Issuance costs for common shares	(584,361)	-
Net cash provided by financing activities	25,286,315	10,642,500
Cash flows from investing activities:
Net cash paid for Antev asset acquisition including transaction costs	(4,619,152)	-
Net cash used in investing activities	(4,619,152)	-
Foreign currency effect on cash and cash equivalents	(1,741)	-
Net increase in cash and cash equivalents during the period	4,497,768	3,586,821
Cash and cash equivalents, beginning of the period	4,164,323	1,719,338
Cash and cash equivalents, end of the period	8,662,091	5,306,159

Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for lease liabilities	-	356,805
Deemed dividend on warrant inducement	4,954,518	-
Shares issued for acquisition of Antev	2,129,410	-
Shares to be issued for acquisition of Antev	313,934	-
Issuance costs included in accounts payable	95,360	-
Issuance of shares related to SEPA	300,000	-

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

2. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and under the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim reporting. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the Company's financial position, results of operations, and cash flows. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K, as amended, originally filed with the SEC on March 28, 2025 (the "2024 Annual Report"). These condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, SkinJect, Inc., Medicus Pharma Inc and Antev Limited ("Antev"). All intercompany balances and transactions have been eliminated on consolidation. Non-controlling interest in the consolidated financial statements represents the portion of Antev not 100% owned by the Company. The functional currency of the Company and its two wholly-owned subsidiaries, SkinJect, Inc. and Medicus Pharma Inc., is the United States dollar (USD). The functional currency of the Company's other subsidiary, Antev, is  Pound Sterling (GBP).

Foreign operations remeasurement and translation

Foreign currency transactions are translated into the functional currency using the exchange rates at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions, and from the translation of monetary assets and liabilities denominated in foreign currencies at year end exchange rates, are generally recognized in the condensed consolidated statements of operations and comprehensive loss. The results and financial position of foreign operation which has functional currency different from presentation currency are translated into the presentation currency as follows: assets and liabilities are translated at the closing rate at the date of that statement of financial position, income and expenses are translated at average exchange rates, and all resulting translated exchange differences are recognized in a separate component of other comprehensive loss within the condensed consolidated statement of changes in shareholders' (deficit) equity.

Use of estimates

The preparation of these condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of income and expenses during the reporting period. Such estimates include the valuation of stock-based awards, the incremental borrowing rate used to discount the Company's operating lease liabilities, fair value of the Debentures (as defined below), Warrants (as defined below), the valuation of discount on lack of marketability related to common shares issued for acquisition of Antev and the valuation allowance relating to the Company's deferred tax assets, all of which are management's best estimates. Estimates are based on historical experience, where applicable, and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in estimates in future years could be significant. Management believes that the estimates utilized in preparing the financial statements are reasonable, however, actual results could differ from those estimates.

Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

Acquisitions meeting the definition of business combinations are accounted for using the acquisition method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. In a business combination, any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

For asset acquisitions, a cost accumulation model is used to determine the cost of an asset acquisition. Direct transaction costs are recognized as part of the cost of an asset acquisition. The Company also evaluates which elements of a transaction should be accounted for as a part of an asset acquisition and which should be accounted for separately. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. When a transaction accounted for as an asset acquisition includes an in-process research and development ("IPR&D") asset, the IPR&D asset is only capitalized if it has an alternative future use other than in a particular research and development project. For an IPR&D asset to have an alternative future use: (a) the Company must reasonably expect that it will use the asset acquired in the alternative manner and anticipate economic benefit from that alternative use, and (b) the Company's use of the asset acquired is not contingent on further development of the asset subsequent to the acquisition date (that is, the asset can be used in the alternative manner in the condition in which it existed at the acquisition date). Otherwise, amounts allocated to IPR&D that have no alternative use are expensed to research and development. Asset acquisitions may include contingent consideration arrangements that encompass obligations to make future payments to sellers, contingent upon the achievement of future financial targets.

Contingent consideration is not recognized until it is probable and  the amount can be reasonably estimated, at which point the consideration is allocated to the assets acquired on a relative fair value basis.

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

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" to expand the disclosures required by public entities for reportable segments, thereby responding to stakeholders' requests for more detailed information about expenses within each reportable segment. The expanded disclosures now require public entities to disclose significant expenses for reportable segments in both interim and in annual reporting periods, while entities with only a single reportable segment must now provide all segment disclosures required both in ASC 280 and under the amendments in ASU 2023-07. ASU 2023-07 is effective for interim periods beginning January 1, 2025. See Note 10 for enhanced segment reporting disclosures.

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

In November 2024, the FASB issued ASU 2024-04 "Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments", to improve consistency and relevance of accounting for induced conversions of convertible debt instruments and it addresses scenarios involving convertible debt instruments and cash conversion features and those not currently convertible. ASU 2024-04 is effective for our annual period beginning January 1, 2026, with early adoption permitted for entities that adopted the amendment in ASU 2020-06. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

There were no other significant updates to the recently issued accounting standards which may be applicable to the Company. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

3. Balance sheet components

Prepaid expenses and other current assets include the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
Insurance	$79,852	$583,561
Contract research organizations	390,942	455,810
Professional services	556,650	144,643
Prepaid services	91,877	29,970
	$1,119,321	$1,213,984

Accrued expenses and other current liabilities include the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
Accrued legal fees	$645,326	$495,016
Accrued compensation and benefits	297,303	140,989
Accrued other	617,801	126,830
	$1,560,430	$762,835

4. Leases

As of September 30, 2025, the Company had one operating lease for its corporate office that commenced in 2024, for which the Company recorded a right-of-use asset and lease liability as of the commencement date. The Company's lease does not contain a purchase option. Where the Company's lease contains an option to extend the lease term, the extended lease term is only included in the measurement of the lease when it is reasonably certain to remain in the lease beyond the non-cancellable term. The Company's lease also contains variable lease costs, which pertain to common area maintenance and other operating charges, that are expensed as incurred.

Balance sheet information related to the Company's lease is presented below:

	Nine Months Ended September 30,	Year Ended December 31,
	2025	2024
Operating lease
Operating lease right-of-use assets	$196,249	$268,571
Operating lease liabilities - current	141,070	116,323
Operating lease liabilities - non-current	95,188	205,945

Other information related to leases is presented below:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024
Lease cost
Operating lease cost	$92,483	$92,483
Other information
Operating cash flows used in operating leases	106,171	35,040
Remaining lease term (in years)	1.75	2.75
Discount rate	10%	10%

As of September 30, 2025, the annual future minimum lease payments of the Company's operating lease liabilities were as follows:

2025	$145,448
2026	111,522
Total future minimum lease payments, undiscounted	256,969
Present value discount	(20,711)
Total lease liability	$236,258

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

Subsequently, the note holders were given the option to convert at a conversion price of $4.00 per share prior to July 31, 2024. On June28, 2024, all of the holders of the convertible notes elected to convert to common shares. The Company paid cash interest of $40,563 and accrued interest of $38,462 was converted, along with the principal amount of $5,172,500, into 1,308,798 common shares.

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

June 2025 Public Offering

On June 2, 2025, the Company closed a public offering of 2,260,000 units, with each unit consisting of one common share of the Company, and one warrant to purchase one common share, at a price of $3.10 per unit (the "June 2030 Warrants"), for gross proceeds of $7,006,000, before deducting placement agent fees and other estimated offering expenses (the "June 2025 Public Offering"). The June 2030 Warrants were immediately exercisable for one of our common shares at an exercise price of $3.10 per share and will expire 5 years from the date of issuance on June 3, 2030. The units were offered pursuant to the Company's Registration Statement on Form S-1, initially filed with the SEC under the Securities Act on May 27, 2025 and declared effective by the SEC on May 29, 2025. The Company incurred issuance costs of $809,606, including legal fees and placement fees directly related to the issuance. The issuance costs incurred were recognized as a reduction in equity and allocated based on the relative fair values of the June 2030 Warrants and common shares on a standalone basis. The fair value of the common shares were based on the Company's share price on the day of issuance of $2.63 and the fair value of the June 2030 Warrants were $1.92 per warrant. The June 2030 Warrants were recognized in additional paid-in capital as they met the criteria for equity classification.

The fair value of the Regulation A Warrants and June 2030 Warrants were estimated using the Black-Scholes model with the following assumptions:

	Issue Date March 10, 2025	Issue Date June 2, 2025
Valuation date share price	$3.40	$2.63
Exercise price	$2.80	$3.10
Dividend yield	-	-
Risk-free interest rate	3.98%	4.01%
Expected warrant life	5.00 years	5.00 years
Expected volatility	97.81%	97.42%

As of September 30, 2025, 1,473,800 of the 1,490,000 Regulation A Warrants have been exercised for cash, for proceeds to the Company of $4,126,639 during the nine months ended September 30, 2025.

As of September 30, 2025, 129,905 Public Warrants have been exercised for cash for proceeds to the Company of $602,759 during the nine months ended September 30, 2025.

1,340,000 of Regulation A Warrants were exercised for cash, for proceeds of $3,752,000 during the three-month period ending September 30, 2025 under inducement offer with a certain accredited and institutional holder (the "Holder"). The Company issued 1,340,000 Series A and 1,340,000 Series B warrants to the Holder as consideration of early exercise of its Regulation A Warrants. The new warrants meet equity classification criteria under ASC 815-40 and are not subject to remeasurement. The fair value of the new warrants is recognized as a deemed dividend, offsetting the increase in additional paid-in capital, resulting in no net impact on equity. The exercise price of each of the Series A and B warrants granted on July 14, 2025 under the inducement offer is $3.75 and expected life is for 5 years. The fair value of the warrants granted is $4,954,518 using the Black Scholes option pricing model. The assumptions used were volatility of 73.19%, risk free rate of 3.995%, expected life of 5 years and share price of $3.13.

As of September 30, 2025, none of the June 2030 Warrants have been exercised.

Warrants Activity as below:

	Number of common share warrants outstanding	Number of common share warrants exercisable	Weighted average exercise price $	Weighted average remaining life (years)
Outstanding as at December 31, 2024	1,115,500	1,115,500	0.87	4
Granted Regulation A Warrants on March 10, 2025	1,490,000	1,490,000	0.70	4
Granted warrants on June 2, 2025	2,260,000	2,260,000	1.18	5
Granted Series A and B warrants issued on July 15, 2025	2,680,000	2,680,000	1.69	5
Exercise of Regulation A warrants	(1,473,800)	-	2.57	-
Exercise of public warrants	(129,905)	-	0.38	-
Total Warrants outstanding as at September 30, 2025	5,941,795

The number of Warrants outstanding as of September 30, 2025:

Warrants outstanding
Expiry date	Exercise price	Number outstanding
November 15, 2029	$4.64	985,595
March 10, 2030	$2.80	16,200
June 2, 2030	$3.10	2,260,000
July 15, 2030	$3.75	2,680,000

Standby Equity Purchase Agreement

On February 10, 2025, the Company also announced that it had entered into a standby equity purchase agreement (the "SEPA") with YA II PN, Ltd. ("Yorkville"). Pursuant to the SEPA and subject to the satisfaction of certain conditions, Yorkville has committed to purchase the Company's common shares, no par value, in increments up to an aggregate gross sales price of up to $15,000,000 during the 36 months following the date of the SEPA (such shares, the "Shares"). The Shares will be sold at the Company's option pursuant to the SEPA at 97% of the Market Price (as defined pursuant to the SEPA) and purchases are subject to certain limitations set forth in the SEPA. As consideration for Yorkville's commitment to purchase the common shares pursuant to the SEPA, the Company paid Yorkville a structuring fee in the amount of $25,000 and issued to Yorkville 105,840 common shares with a share price of $2.83 at issuance. The Company also incurred legal fees of $391,898 related to the SEPA. These costs are expensed to condensed consolidated statement of operations and comprehensive loss. As of September 30, 2025, the Company issued 2,152,672 common shares at market price of $5,254,726 for proceeds of $5,097,005. During the period ending September 30, 2025, $2,481,635 of the gross proceeds were held back to partially repay the Company's outstanding debenture and interest to Yorkville.

The Company incurred equity issuance costs of $653,504 during the period ended September 30, 2025.

6. Stock-based compensation

At September 30, 2025, the Company had in place a stock option plan for employee, non-employee directors, and consultants of the Company (the "Plan"). The Plan provides both for the direct award or sale of shares and for the grant of options to purchase shares. Under the plan the total number of shares available for options cannot exceed 10% of the Company's issued and outstanding common shares at the time of any grant. The Company is authorized to issue options to employees, non-employee directors and consultants under the plan.

On July 22, 2025, the Board of Directors of the Company approved the acceleration of vesting for 100,000 share options granted on December 17, 2024, 210,000 share options granted on December 17, 2024, and for 100,000 options granted on June 30, 2025, resulting in the Company recognizing $663,998 of remaining expense for such accelerated share options.

The following table summarizes option transactions for the Plan:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Outstanding at December 31, 2024	1,185,000	1.47	4.18	1.18
Granted	825,000	2.99	4.81	-
Exercised	(145,000)	1.11	-	-
Forfeited	(7,500)	2.76	-	-
Outstanding at September 30, 2025	1,857,500	2.17	4.06	0.15
Exercisable at September 30, 2025	1,132,500	1.61	3.57	0.71
Unvested at September 30, 2025	725,000	3.04	4.18	-

As of September 30, 2025, there were $1,362,894 of unrecognized stock-based compensation cost related to share options outstanding, which is expected to be recognized over a weighted-average period of 0.81 years.

The weighted average grant date fair value of awards for options granted during the nine months ended September 30, 2025 was $2.28. The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

September 30, 2025
Weighted-average
Exercise price	$2.99
Share price	$2.99
Dividend	-
Risk-free interest	3.89%
Estimated life (years)	5.01
Expected volatility	94.61%

For the three and nine months ended September 30, 2025, stock-based compensation expense was $852,757 and $1,082,482, respectively. For the three and nine months ended September 30, 2024, stock-based compensation expense was $nil and $621,395, respectively. Stock-based compensation expense has been reported in the Company's condensed consolidated statements of operations and comprehensive loss within general and administrative expenses.

7. Related party transactions

On October 18, 2023, the Company signed an agreement with RBx Capital, LP ("RBx"), a family office controlled by the Company's Executive Chairman and CEO, that provides for certain managerial positions to be filled from within RBx. RBx is responsible for the payment and provision of all wages, bonuses, and benefits for these positions. Reimbursable salaries paid to RBx pursuant to this agreement are $125,000 per month. In December 2024, reimbursable salaries were changed to $100,000 per month. Reimbursable salaries paid to RBx were $300,000 and $375,000 during the three months ended September 30, 2025 and 2024, respectively. Reimbursable salaries paid to RBx were $900,000 and $1,050,000 during the nine months ended September 30, 2025 and 2024, respectively. Additional expenses of $128,879 and $36,829 were incurred by RBx on behalf of the Company during the three months ended September 30, 2025 and 2024, respectively. Additional expenses of $233,790 and $161,007 were incurred by RBx on behalf of the Company during the nine months ended September 30, 2025 and 2024, respectively. The total amount of accounts payable to RBx was $143,080 and $142,459 as of September 30, 2025 and December 31, 2024, respectively.

8. Fair value measurements

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

8. Fair value measurements (continued)

The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$7,150,268	$-	$-	$7,150,268
Total assets measured at fair value	$7,150,268	$-	$-	$7,150,268

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$4,164,323	$-	$-	$4,164,323
Total assets measured at fair value	$4,164,323	$-	$-	$4,164,323

The Company's cash equivalents are classified as Level 1. The fair value of the Company's cash and cash equivalents is determined based on market pricing that is both objective and publicly available.

The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.

9. Commitment and contingencies

Commitments

As part of the acquisition of Antev, the Company may be required to make future payments contingent on the achievement of specified milestones. These potential payments represent a commitment and may result in future cash outflows. As these milestones conditions are not considered probable, the Company has not recognized liability related to the contingent consideration.

As of September 30, 2025, the Company had no other long-term commitments.

Contingencies

In the ordinary course of business, from time to time, the Company may be involved in various claims related to operations, rights, commercial, employment or other claims. Although such matters cannot be predicted with certainty, management does not consider the Company's exposure to such claims to be material to these condensed consolidated financial statements.

10. Segment reporting

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

11. Debentures

On May 2, 2025, the Company entered into a securities purchase agreement with Yorkville, under which the Company has issued and sold three debentures (the "Debentures") to Yorkville in an aggregate principal amount totaling $5,000,000 during the three months ended June 30, 2025. The Debentures were issued at a discounted price of 90% for proceeds to the Company of $4,500,000. Interest will accrue on the outstanding principal amount of each Debenture at an annual rate of 8%, subject to a potential increase to 18% per annum upon the occurrence of certain events of default. The Debentures will mature on February 2, 2026 and are required to be repaid using proceeds from the SEPA. The Company elected the fair value option to account for the Debentures. The underlying methodology used was a discounted cash flow approach. The Company initially recorded the Debentures at fair value with any differences between the transaction price and fair value recorded as a gain or loss in the statement of operations and comprehensive loss. It was determined that the Debentures were issued at fair value and therefore there was no gain or loss at the issuance date. Based on the fair value option, the Company will subsequently remeasure the Debentures at fair value at each reporting period with the gain or loss recognized in the statements of operations and comprehensive loss. The Debentures were remeasured to reflect changes in market yields at June 30, 2025, resulting in a change in fair value of $200,000 that was recorded in the statements of operations and comprehensive loss for the nine months ended September 30, 2025.

On September 17, 2025, the Company entered into securities purchase agreement with Yorkville to issue a debenture with the principal amount of $8,000,000 issued at a discounted price of 90%. Interest will accrue on the outstanding principal amount of the debenture at an annual rate of 8%, subject to a potential increase to 18% per annum upon the occurrence of certain events of default. The debenture will mature on September 17, 2026 and will be repaid using proceeds from the SEPA.

Partial proceeds of the debenture issued on September 17, 2025 were used to settle the previously issued debentures.  The change in fair value of the previously issued debentures as at September 17, 2025 of $383,823 was recorded in the statements of operations and comprehensive loss for the three months and nine months ended September 30, 2025.

The Company applied the provisions of ASC Topic 470-50 - Debt Modifications and Extinguishments to the Debenture restructuring. ASC 470-50 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt. A cash-flow test is used to determine if the modification is substantial whereby cash flows prior to the modification are compared to cash flows subsequent to the modification. ASC 470-50 states that if the discounted cash flows under the terms of the new debt instrument are at least ten percent different from the discounted cash flows under the terms of the original instrument then the new terms represent a substantial modification and an extinguishment of debt has occurred.

As the new debenture replaced the prior debentures, the Company assessed the transaction under ASC 470-50 and determined that the changes were substantial. Accordingly, the transaction was accounted for as an extinguishment of the previous debentures. A loss on extinguishment was recognized based on the difference between the fair value and the carrying amount of the extinguished debentures at settlement date. The loss on extinguishment of $25,000 (due diligence and structuring fee paid to Yorkville) was recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025.

11. Debentures (continued)

The new debenture was initially recorded at fair value, based on the discounted proceeds. Subsequently, the Company accounted for the debenture at amortized cost using the effective interest rate method, resulting in accretion expense of $69,519 for the period ended September 30, 2025.

Debenture Activity

Debentures issued on May 02, 2025 and paid back on September 17, 2025
September 30, 2025
Proceeds of debentures	$4,500,000
Fair value loss	583,823
Repayment of debentures	(3,337,073)
Interest payment	(83,823)
Repayment of debentures on extinguishment	(1,662,927)
Ending balance	$-

New debentures issued on September 17, 2025
September 30, 2025
Proceeds of new debenture	7,366,293
Repayment of new debenture	(636,246)
Interest accretion	69,519
Interest payment	(13,754)
Ending balance	$6,785,812

12. Antev Asset Acquisition

On August 29, 2025 (the "Closing date"), the Company completed acquiring shares from securityholders of Antev Limited, or Antev (the "Antev Acquisition").

Pursuant to the terms of the Antev Acquisition, the Company acquired 98.60% of ownership in Antev including all the assets and its In-Process Research and Development (IPR&D) - Teverelix by issuing 1,603,164 common shares, payment of $2,970,166 and payment for transaction costs of $1,992,798 and provided advance of $1,353,600 to Antev limited vide a promissory note. Out of the 1,603,164, 205,980 shares issued will be delivered after 210 days. There was additional contingent consideration based on the following development milestones of the IPR&D:

Phases	Contingent Consideration agreed for Antev shares acquired through issue of shares	Contingent Consideration agreed for Antev shares acquired by cash payment
(i) Advanced Prostate Cancer - Phase 2 success or registration	$2.00 per common share issued	$1.47 per Antev share (pro rata interest in $5,333,200)
(ii) Acute Urinary Retention (AUR) Prevention - Phase 2 success or registration	$7.50 per common share issued	$5.52 per Antev share (pro rata interest in $19,999,500)
(iii) FDA NDA approval - Hormone therapy for prostate cancer	Up to $20,000,000 (subject to pro rata reduction)	$5.52 per Antev share (pro rata interest in $20,000,000)
(iv) FDA NDA approval - AUR prevention	Up to $20,000,000 (subject to pro rata reduction)	$5.52 per Antev share (pro rata interest in $20,000,000)

Per the terms of the acquisition, the common shares issued by the Company at Closing are subject to a staggered lock-up schedule. Specifically, 15% of the shares will be released at 30, 60, 90, 120, 150, and 180 days following the effectiveness of the Initial Registration Statement by the SEC, with the remaining 10% released on day 210. Additionally, these shares are subject to a six-month statutory hold under the U.S. Securities Act of 1933. A Registration Statement on Form S-1 has been filed with the SEC to register the shares for resale, which, once declared effective, will remove the six-month hold.

The Company accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified IPR&D, thus satisfying the requirements of the screen test in accordance with the criteria under ASC 805-10-55-5C. As the common shares issued by the Company are subject to lock-up restrictions, a discount of 21.4394% was applied to the quoted closing price of the Company's shares ($1.94) to determine the fair value of the Company's common share. This resulted in a fair value of $1.52 per share, reflecting a discount of $0.42 per share.

The following is a summary of the consideration paid:

Fair value of 1,603,164 common shares	$2,443,344
Cash paid	2,970,166
Transaction expenses	1,992,798
Contingent consideration	Nil
Total fair value consideration	7,406,308
Fair value of non-controlling interest	105,161
Total fair value for allocation to net assets of Antev	7,511,469

Due to the nature of the regulatory, sales and financing-based milestones, the contingent consideration was not included in the initial cost of assets acquired as they are contingent upon events that are outside the Company's control. Contingent consideration will recognized when it becomes probable that the milestone conditions will be met and the amount can be estimated. As of September 30, 2025, none of the contingent events had occurred, nor were the milestone conditions considered probable to be met.

The allocation of Antev's net assets acquired was as follows:

Cash	$13,353
Assets	224,719
Accrued and other accounts payable	(1,327,429)
Other liabilities	(116,649)
IPR&D - Teverelix	8,717,475
Net assets acquired	$7,511,469

All costs allocated to IPR&D by the Company were recognized as research and development expenses in the Company's condensed consolidated statement of operations and comprehensive loss as these assets had no alternative future use at the time of the acquisition transaction.

13. Liquidity

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

14. Subsequent Events

On October 1, 2025, October 2, 2025, October 13, 2025, October 21, 2025, the Company sold 250,000, 125,000, 110,030 and 225,000 common shares to Yorkville under the SEPA at a per share price of approximately $2.19, $2.35, $2.28 and $2.29 per share, for proceeds of approximately $547,000, $294,000, $251,000 and $515,000 respectively.

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

The Company has two wholly owned subsidiaries, Medicus Pharma Inc., a company incorporated in the state of Delaware on October 12, 2023, and SkinJect, Inc. ("SkinJect"), a company incorporated in the state of Pennsylvania on March 3, 2015. The Company also has one non-wholly owned subsidiary, Antev Limited ("Antev"), a company formed in England and Wales, of which it owns 98.6% of the issued and outstanding shares.

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

The SKNJCT-003 Phase 2 clinical study is currently underway in nine clinical sites across United States. In March 2025, the Company announced a positively trending interim analysis for SKNJCT-003 demonstrating more than 60% clinical clearance. The interim analysis was conducted after more than 50% of the then-targeted 60 patients in the study were randomized. The findings of the interim analysis are preliminary and may or may not correlate with the findings of the study once completed.  In April 2025, the investigational review board increased the number of participants in SKNJCT-003 to 90 subjects. The Company also announced expanding clinical trial sites in Europe.

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

In June 2025, the Company announced submission of a product development plan to the FDA to treat external Squamous Cell Carcinoma (SCC) in horses. The Company, in December 2024, received a minor use in major species designation (MUMS) for its dissolvable D-MNA to treat external squamous cell carcinoma (SCC) in horses. MUMS is a status similar to Orphan Drug status for human drugs. It entitles the Company to an extended 7-year period of exclusive marketing following approval, provided that the Company meets all the requirements for maintaining the designation.

In August 2025, the Company announced its entry into a non-binding memorandum of understanding ("MoU") with Helix Nanotechnologies, Inc., as Boston-based biotech company focused on developing a proprietary advanced mRNA platform, in respect of their mutual interest in the development or commercial arrangement contemplated by the MoU.

In August 2025, the Company completed the acquisition of Antev and acquired 98.6% of the issued and outstanding shares of Antev for aggregate consideration consisting of approximately $2.97 million in cash and 1,603,164 common shares of the Company. Antev is a UK-based clinical biotech company developing Teverelix, a next-generation GnRH antagonist, as first in market product for cardiovascular high-risk prostate cancer patients and patients with first acute urinary retention episodes due to enlarged prostate.

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

Initial Public Offering

On November 14, 2024, the Company completed its initial public offering ("IPO") with the sale of 970,000 Units at the price of $4.125 per Unit, with each Unit (the "Unit") consisting of one common share and one warrant (the "Public Warrants" and with the Regulation A Warrants and the June 2030 Warrants, each as defined below, the "Warrants") to purchase one common share at the exercise price of $4.64 per share. The Public Warrants expire five years from their date of issuance on November 15, 2029. In addition, the underwriters exercised an option to purchase 145,500 Public Warrants (the "Overallotment Warrants") at a price of $0.01 per warrant.

Total gross proceeds from the IPO were $4.0 million, including the proceeds from the Overallotment Warrants. The Company incurred total issuance costs of $2.1 million, including underwriter fees, and legal and other professional fees incurred directly related to the issuance.

Regulation A Offering

On March 10, 2025, the Company completed an offering of 1,490,000 units at $2.80 per unit pursuant to Tier II of Regulation A under the Securities Act, with each unit consisting of one common share and one warrant (each a "Regulation A Warrant") to purchase one common share (the "Regulation A Offering"). The Regulation A Warrants have an exercise price of $2.80 and expire on March 10, 2030. The aggregate gross proceeds to the Company from the Regulation A Offering were $4.2 million. As of September 30, 2025, 1,473,800 of the 1,490,000 Regulation A Warrants have been exercised for cash for proceeds to the Company of $4,126,639 during the nine months ended September 30, 2025.

Debentures

On May 2, 2025, the Company entered into a securities purchase agreement with the Investor (as defined below), under which the Company has issued and sold three debentures (the "Initial Debentures") to the Investor in an aggregate principal amount totaling $5,000,000. The Initial Debentures were issued at a discounted price of 90% for proceeds to the Company of $4,500,000. Interest accrued on the outstanding principal amount of each Initial Debentures at an annual rate of 8%, subject to a potential increase to 18% per annum upon the occurrence of certain events of default. The Initial Debentures had a maturity date of February 2, 2026.

On September 17, 2025, the Company entered into securities purchase agreement with the Investor to issue a new debenture (the "Debenture", and together with the Initial Debentures, the "Debentures") with the principal amount of $8,000,000 issued at a discounted price of 90%, for gross proceeds of approximately $7,366,293 after adjusting the outstanding balance of $1,662,927 of the Initial Debentures issued on May 2, 2025, which were refinanced with the proceeds of the Debenture and are no longer outstanding. Interest will accrue on the outstanding principal amount of the Debenture at an annual rate of 8%, subject to a potential increase to 18% per annum upon the occurrence of certain events of default. The Debenture will mature on September 17, 2026 and will be partially repaid using proceeds from the SEPA (as defined below).

June 2025 Public Offering

On June 2, 2025, the Company closed a public offering with gross proceeds of $7.0 million (the "June 2025 Public Offering"). The Company issued 2,260,000 units at a price of $3.10 per unit.  Each unit consisted of one common share of the Company and one warrant to purchase one common share (the "June 2030 Warrants").  The June 2030 Warrants have an exercise price of $3.10 per share and will expire on June 2, 2030.  As of September 30, 2025, none of the June 2030 Warrants have been exercised.

The Company incurred equity issuance costs of $653,504 during the period ended September 30, 2025.

Results of Operations

The following table outlines our statements of loss and comprehensive loss for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,			Nine months ended September 30,
	2025	2024		2025	2024
	$	$	Change	$	$	Change
General and administrative	5,024,082	1,770,116	3,253,966	12,720,666	5,432,773	7,287,893
Research and development	1,684,783	564,145	1,120,638	5,130,561	2,162,680	2,967,881
Acquired in-process research and development (IPR&D) - Teverelix	8,717,475	-	8,717,475	8,717,475	-	8,717,475
Total operating expenses	15,426,340	2,334,261	13,092,079	26,568,702	7,595,453	18,973,249
Loss from operations	(15,426,340)	(2,334,261)	(13,092,079)	(26,568,702)	(7,595,453)	(18,973,249)
Other income (expense):
Interest income (expense)	11,572	55,514	(43,942)	75,442	(23,511)	98,953
Loss on SEPA settlements	(157,721)	-	(157,721)	(157,721)	-	(157,721)
Change in fair value of debentures	(383,823)	-	(383,823)	(583,823)	-	(583,823)
Loss on extinguishment of debentures	(25,000)	-	(25,000)	(25,000)	-	(25,000)
Total other income (expense)	(554,972)	55,514	(610,486)	(691,102)	(23,511)	(667,591)
Net loss for the period	(15,981,312)	(2,278,747)	(13,702,565)	(27,259,804)	(7,618,964)	(19,640,840)
Deemed dividend on warrant inducement	(4,954,518)	-	(4,954,518)	(4,954,518)	-	(4,954,518)
Net loss for the period attributable to common shareholders	(20,935,830)	(2,278,747)	(18,657,083)	(32,214,322)	(7,618,964)	(24,595,358)
Foreign currency translation adjustment	10,828	-	10,828	10,828	-	10,828
Comprehensive loss for the period	(20,925,002)	(2,278,747)	(18,646,255)	(32,203,494)	(7,618,964)	(24,584,530)
Net loss per common share (basic and diluted)	(1.12)	(0.24)		(1.91)	(0.84)

General and administrative

	Three months ended September 30,			Nine months ended September 30,
	2025	2024		2025	2024
	$	$	Change	$	$	Change
Professional fees	480,376	462,068	18,308	3,785,413	1,521,410	2,264,003
Consulting fees	1,339,341	417,405	921,936	2,007,557	1,356,599	650,958
Salaries, benefits, and compensation	1,424,215	279,358	1,144,857	2,802,608	819,717	1,982,891
General office, insurance and administrative expenditures	705,005	400,331	304,674	1,969,703	1,294,563	675,140
Business development and market awareness	1,075,145	210,954	864,191	2,155,385	440,484	1,714,901
	5,024,082	1,770,116	3,253,966	12,720,666	5,432,773	7,287,893

General and administrative

General and administrative expenses for the three and nine months ended September 30, 2025 and 2024 are comprised of:

Professional fees increased by $18,308 and $2,264,003 for the three and nine months ended September 30, 2025, respectively, compared to the equivalent period in the prior year. The increase during the three and nine-month period was primarily due to increases in legal and accounting fees related to the Company’s operations, as well as financing and transactional activities. Professional fees include fees incurred for legal and accounting services that fluctuate from period to period based on the nature of the transactions the Company undertakes. The primary reason for the increase is due to increased regulatory requirements following the Company’s initial public offering, transition to U.S. domestic issuer status, multiple financing transactions and the Antev acquisition.

Consulting fees increased by $921,936 and $650,958 for the three and nine months ended September 30, 2025, compared to the equivalent period in the prior year. Consulting fees include fees paid to individuals and professional firms who provide advisory services to the Company and fluctuate from period to period based on the nature of the transactions the Company undertakes. The primary reason for the increase is due to increased  business activity in the current year compared to the prior year.

Salaries, wages and benefits increased by $1,144,857 and $1,982,891 for the three and nine months ended September 30, 2025, compared to the equivalent period in the prior year. The increase was primarily due to an increase in headcount from the previous year.

General office, insurance and administration expenditures increased by $304,674 and $675,140 for the three and nine months ended September 30, 2025, compared to the equivalent period in the prior year. The increase was primarily due to the Company now incurring more significant insurance related expenses and general office related expenditures in support of expanded operations.

Business development and market awareness expenses increased by 864,191 and $1,714,901 for the three and nine months ended September 30, 2025, compared to the equivalent period in the prior year. The increase was primarily a result of increased marketing efforts in the current year as a result of the Company being a listed public entity on the Nasdaq.

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

R&D expenses increased by $1,120,638 and $2,967,881 for the three and nine months ended September 30, 2025, compared to the equivalent periods in the prior year. This increase is primarily due to costs incurred related to SKNJCT-003 and SKNJCT-004 which had increased clinical trial activity in the current year.

We expect our R&D expenses to increase substantially for the foreseeable future as we continue with the SKNJCT-003 and SKNJCT-004 studies and trials.

The principal risks related to the Company's future performance are that the trials are unsuccessful, the Company does not receive FDA approval to proceed with the next stage of its research and development, may be placed on clinical hold by the FDA, or the Company is unsuccessful in obtaining future funding needed to continue its research and development. These are customary risks for a development stage pharmaceutical Company and are less acute than for a Company with a less advanced product.  Nevertheless, there can be no assurance that the Company will be able to complete its clinical trials, that the trials will be successful, or that our products will ultimately reach commercialization.

Other income:

Interest income, net, was $11,572 and $75,442 for the three- and nine- months ending September 30, 2025, respectively.  Interest income (expense) for the three and nine months ended September 30, 2025 relates to interest income earned on short-term money market investments and interest expense on debentures. Interest income (expense), net was $55,514 and $(23,511) for the three and nine months ending September 30, 2024, respectively, related to interest income earned on short-term money market investments and interest expense on convertible note payables.

Loss on extinguishment of debentures was $25,000 for both the three- and nine- month periods ending September 30, 2025.  The change in fair value of previous debentures of $383,823 was recorded for three months period ended September 30,2025 and $583,823 was recorded for the nine months ended September 30, 2025. Loss on SEPA settlements was $157,721 for both the three- and nine- month periods ending September 30, 2025. The $157,721 was calculated based on the difference between the market price of the common shares and the proceeds received under SEPA settlement.

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

As of September 30, 2025, the Company had cash and cash equivalents of $8,662,091 compared to cash and cash equivalents of $4,164,323 as of December 31, 2024. During the nine months ended September 30, 2025, the Company received net proceeds of $9,790,015 from the issuance of common shares and warrants in connection with the Regulation A Offering and June 2025 Public Offering, received net proceeds of $5,097,005 from the issuance of shares under the SEPA, received net proceeds of $11,729,567 from the issuance of the Debentures, received proceeds of $4,729,398 from the exercise of warrants, received proceeds of $162,400 from the exercise of options, and incurred $5,637,709 of expense related to the partial repayment of the Debentures. As of September 30, 2025, the Company has an accumulated deficit of $56,163,630, net loss of $20,935,830 and $32,214,322 for the three and nine months ended September 30, 2025 and comprehensive loss of $20,925,002 and 32,203,494 for the three and nine months ended September 30, 2025. The accumulated deficit of the Company as of September 30, 2025 was comprised of $12,384,244 of accumulated deficit of SkinJect as of September 30, 2023, the day after it became a subsidiary of the Company, and $43,779,386 of deficit accumulated by the Company on a consolidated basis. For the three and nine months ended September 30, 2024, the Company had net loss and comprehensive loss of $2,278,747 and $7,618,964. The Company has a working capital deficit of $876,489 as of September 30, 2025.

On March 10, 2025, the Company completed the Regulation A Offering of 1,490,000 units at $2.80 per unit. As of September 30, 2025, 1,473,800 of the 1,490,000 Regulation A Warrants have been exercised for cash for proceeds to the Company of $4,126,639 during the nine months ended September 30, 2025.

On June 2, 2025, the Company closed its public offering with gross proceeds of $7.0 million.  The Company issued 2,260,000 units at a price of $3.10 per unit.  Each unit consisted of one common share of the Company and one June 2030 Warrant.  The June 2030 Warrants have an exercise price of $3.10 per share and will expire June 2, 2030.  As of September 30, 2025, none of the June 2030 Warrants have been exercised.

As of September 30, 2025, 129,905 of the 1,115,500 IPO Warrants were exercised for cash, for proceeds to the Company of $602,759 during the nine months ended September 30, 2025.

On July 14, 2025, the Company entered into an inducement agreement with a certain accredited and institutional holder to exercise 1,340,000 Regulation A Warrants.  Pursuant to the agreement, the holder, upon exercise, received new unregistered warrants (the "New Warrants") to purchase up to 2,680,000 common shares upon the exercise to the New Warrants.  The New Warrants have an exercise price of $3.75 per common share and expire in five years from the date of issuance. The Company received $3,752,000 upon the exercise of the Regulation A Warrants pursuant to the inducement agreement.

As of September 30, 2025, the Company sold an aggregate of 2,152,672 common shares to the Investor under the SEPA agreement, for aggregate proceeds of approximately $5.1 million.

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

As of September 30, 2025, the Company has issued 2,152,672 common shares under the SEPA, for proceeds of $5,097,005 at market price of $5,254,726.  During the period ended September 30, 2025, $2,481,635 of the proceeds were held back to partially repay the Company's outstanding Debentures and interest to the Investor.

Cash flows

	For the nine months ended September 30
	2025	2024
	$	$	Change
Cash used in operating activities	(16,167,654)	(7,055,679)	(9,111,975)
Cash provided by financing activities	25,286,315	10,642,500	14,643,815
Cash used in investing activities	(4,619,152)	-	(4,619,152)
Cash, beginning of the period	4,164,323	1,719,338	2,444,985
Cash, end of the period	8,662,091	5,306,159	3,355,932

Cash flows used in operating activities

Cash flows used in operating activities for the nine months ended September 30, 2025 were $16,167,654 compared to cash flows used in operating activities of $7,055,679 for the nine months ended September 30, 2024. The increase is primarily due to increased spending on research and development activities for our SKNJCT-003 study and trials and increased general and administrative expenses related to our IPO and resulting U.S. reporting obligations, along with multiple financing and other transactional activities.

Cash flows provided by financing activities

Cash flows provided by financing activities for the nine months ended September 30, 2025 were $25,286,315 due to $9,790,015 of proceeds from issuance of common shares and warrants and $5,097,005 from the issuance of shares under the SEPA, in each case net of offering costs, gross proceeds of $11,866,293 from the issuance of the Debentures, as well as proceeds of $4,729,398 from the exercises of warrants and $162,500 from the exercises of options, less $5,637,709 of expenses incurred in connection with the repayment of the Debentures less equity issuance costs of $584,361. Cash flows provided by financing activities for the nine months ended September 30, 2024 were $10,642,500 consisting of $5,172,500 of proceeds from issuance of convertible notes and $5,470,000 of proceeds from issuance of common shares and warrants.

Contractual Obligations

We have no significant contractual arrangements other than those noted in our financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2025, we have not entered into any off-balance sheet arrangements.

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

Updated share information

As of September 30, 2025, we had 20,971,122 common shares issued and outstanding. In addition, there were 1,032,500 common shares issuable upon the exercise of outstanding stock options and 5,941,795 common shares issuable upon the exercise of five outstanding classes of warrants.

Subsequent Events

On October 2, 2025 and October 8, 2025, the Company sold 250,000 and 125,000 common shares to the Investor under the SEPA at a per share price of approximately $2.19 and $2.35 per share, for proceeds of approximately $547,000, and $294,000, respectively.  On October 16, 2025, the Company sold 41,667 common shares to the Investor under the SEPA at a per share price of approximately $2.29 and a further 68,363 common shares to the Investor under the SEPA at a per share price of approximately $2.28, for gross proceeds of $95,422 and $155,833, respectively. On October 21, 2025, the Company sold 225,000 at a per share price of approximately $2.29 per share, for proceeds of approximately $515,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and acting chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and acting chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective, because of certain material weaknesses in our internal control over financial reporting, as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2024 and 2023, we identified the following material weaknesses in our internal control over financial reporting that have not been remediated as of September 30, 2025: (i) lack of degree of precision in the review of materials used to record transactions in accordance with US GAAP, and (ii) lack of formalized or documented policies related to the overall information technology ("IT") system environment, including IT security and cybersecurity, centrally managed security patches and antivirus/malware protection, and user access.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, the Company implemented the measures described above and is in the process of evaluating the operating effectiveness of these enhancements. The material weakness cannot be considered fully remediated until these enhancements have been in place and operated for a sufficient period of time to enable management to conclude on their operating effectiveness. Other than these enhancements, there were no changes in the Company's internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date hereof.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in the Company's 2024 Annual Report. Any of these risk factors could result in a significant or material adverse effect on the Company's business, financial condition and/or results of operations. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the 2024 Annual Report, other than as set forth below:

We may not successfully integrate Antev into our business and operations or successfully develop Teverelix.

On August 29, 2025, we completed the Antev Transaction and acquired 98.6% of the issued and outstanding shares of Antev. We may not be able to successfully integrate Antev's business into our business and operations or develop its assets acquired pursuant to the Antev Transaction, including Teverelix, and may not otherwise realize the expected benefits of the transaction. Difficulties in integrating Antev's rights into our operations may result in the Company performing differently than expected, in operation challenges or in the failure to realize anticipated benefits in the time frame or at all. Difficulties in developing Teverelix, including challenges associated with clinical trials, product approvals, bringing Teverelix to market (and receiving positive reception or obtaining favorable pricing if Teverelix is brought to market), may have a material adverse effect on our results of operations.

The integration of Antev and the development of Teverelix may result in material challenges, including the diversion of management's attention from ongoing business concerns, including the development of SkinJectTM; retaining key employees; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; retaining existing research, business and operational relationships; coordinating geographically separate organizations; difficulties in the assimilation of employees and corporate cultures; unanticipated issues in integrating information technology, communications and other systems; and unforeseen expenses related to the integration. If we are not successful in integrating Antev, the benefits currently anticipated from the acquisition of Antev, our results of operations, cash flows and financial condition may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 21, 2025, the Company sold 225,000 at a per share price of approximately $2.29 per share, for proceeds of approximately $515,000.

Additional information required by Item 701 of Regulation S-K as to unregistered sales of equity securities of the Company during the period covered by this Quarterly Report have previously been included in Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1**#	Deed of Variation, dated August 1, 2025, relating to that certain Securities Exchange Agreement, dated June 29, 2025, by and between Antev Limited, the Antev Vendors' Representatives and Medicus Pharma Ltd. (incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 2, 2025)
2.2**#	Further Deed of Variation, dated August 15, 2025, relating to that certain Securities Exchange Agreement, dated June 29, 2025, by and between Antev Limited, the Antev Vendors' Representatives and Medicus Pharma Ltd. (incorporated by reference from Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 2, 2025)
3.1	Bylaws of Medicus Pharma Ltd., as in effect as of the date hereof (incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2025)
3.2	Articles of Amendment of Medicus Pharma Ltd., effective as of August 8, 2025 (incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2025)
4.1	Form of New Warrant (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on July 14, 2025)
4.2	Debenture dated as of September 17, 2025 (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 18, 2025)
10.1	Form of Warrant Inducement Agreement (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on July 14, 2025)
10.2#+	Securities Purchase Agreement, by and between Medicus Pharma Ltd. and YA II PN, Ltd., dated September 17, 2025 (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 18, 2025)
10.3+	Global Guaranty Agreement made by the subsidiaries of Medicus Pharma Ltd. set forth in Schedule I thereto, dated September 17, 2025 (incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 18, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

# Certain schedules and exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

+ Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICUS PHARMA LTD.

Date: November 14, 2025	By:	/s/ Raza Bokhari
	Name:	Dr. Raza Bokhari
	Title:	Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Carolyn Bonner
	Name:	Carolyn Bonner
	Title:	President and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)