Form 10-K
period 2025-12-31
Medicus Pharma Ltd.
filed 2026-03-25
CIK 1997296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
YES ☐ NO ☒

The aggregate market value of the Registrant's common shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $28.3 million, based on the Nasdaq Capital Market (the "Nasdaq") closing price for such shares on June 30, 2025. For purposes of this computation, all officers, directors and holders of more than 10% of our common shares have been excluded in that such persons may be deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors and holders are, in fact, affiliates of the registrant.

As of March 17, 2026, there were 39,362,109 common shares, no par value, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "on track", "aim", "might", "will", "will likely result", "could," "designed," "would", "should", "estimate", "plan", "project", "forecast", "intend", "expect", "anticipate", "believe", "seek", "continue", "target", "potential" or the negative and/or inverse of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission ("SEC") filings. Forward-looking statements in this annual report may include, for example, statements about:

  our financial results, including our ability to continue as a going concern, generate earnings and achieve and sustain profitability, which may vary significantly from forecasts and from period to period the progress, timing and completion of our research, development and preclinical studies and clinical trials for our products and product candidates, and any progress or developments regarding the regulatory approvals sought and process related thereto;

  our ability to successfully integrate Antev Limited ("Antev") into our business and operations, successfully develop Teverelix (as defined herein) and realize the benefits currently anticipated from the transaction;

  our ability to market, commercialize, achieve market acceptance for and sell our products and product candidates and the potential market opportunities related thereto;

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

  the market price of our securities may be volatile and fluctuate substantially, which could cause the value of your investment to decline;

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

Item 1. Business.

Our company (formerly, Interactive Capital Partners Corporation) was incorporated pursuant to the Business Corporations Act (Ontario) on April 30, 2008 under the name Interactive Capital Partners Corporation.

On September 29, 2023, the Company completed a business combination (the "Business Combination") with SkinJect Inc. ("SkinJect"), a company existing under the laws of Pennsylvania. The Business Combination was completed pursuant to a business combination agreement dated May 12, 2023, as amended, among the Company, SkinJect and RBx Capital, LP ("RBx"), an investment entity owned and managed by Dr. Raza Bokhari, and resulted in a reverse takeover of the Company by the former shareholders of SkinJect, with SkinJect becoming a wholly owned operating subsidiary of the Company, and the Company being renamed "Medicus Pharma Ltd."

On October 11, 2023, the Company's common shares commenced trading on the TSX Venture Exchange (the "TSXV") under the symbol "MDCX". On November 15, 2024, we completed our initial public offering in the United States and our common shares and our outstanding public warrants to purchase common shares, issued as a component of the units sold by the Company in its U.S. initial public offering with an exercise price of $4.64 and expiration date of November 15, 2029 (the "Public Warrants"), began trading on Nasdaq under the symbols "MDCX" and "MDCXW", respectively. Effective on February 21, 2025, the Company's common shares were voluntarily delisted from the TSXV. The common shares continue to be listed on Nasdaq.

On August 29, 2025, we completed the acquisition of 98.6% of the issued and outstanding shares of Antev for aggregate consideration consisting of approximately US$2.97 million in cash and 1,603,164 common shares of Medicus, pursuant to a securities exchange agreement among Medicus, Antev and certain securityholders of Antev,  dated as of June 29, 2025, as amended. The share-based consideration was subject to staggered release from escrow.

Antev's former shareholders will be entitled to receive up to approximately US$65 million in additional contingent consideration tied to potential future FDA Phase 2 and New Drug Application approvals based on the following development milestones:

Phases	Contingent Consideration agreed for Antev shares acquired through issue of shares	Contingent Consideration agreed for Antev shares acquired by cash payment
(i) Advanced Prostate Cancer - Phase 2 success or registration	$2.00 per common share issued	$1.47 per Antev share (pro rata interest in $5,333,200)
(ii) Acute Urinary Retention Prevention - Phase 2 success or registration	$7.50 per common share issued	$5.52 per Antev share (pro rata interest in $19,999,500)
(iii) FDA NDA approval - Hormone therapy for prostate cancer	Up to $20,000,000 (subject to pro rata reduction)	$5.52 per Antev share (pro rata interest in $20,000,000
(iv) FDA NDA approval - AUR prevention	Up to $20,000,000 (subject to pro rata reduction)	$5.52 per Antev share (pro rata interest in $20,000,000)

We are a clinical stage, multi-strategy biotech company focused on advancing novel and potentially disruptive select therapeutic assets through Phase 2 proof-of-concept and pursue out-licensing or strategic partnerships with established pharmaceutical companies that are best positioned to conduct late-stage development and commercialization.

The Company is actively engaged in multiple countries spread over three continents and opportunistically identifies, evaluates, acquires and in-licenses accretive assets and businesses.  We are currently focused on two companies, SkinJect, a clinical stage biotech company developing doxorubicin containing microneedle arrays ("D-MNA"), a novel localized immunogenic precision therapy focused on non-melanoma skin diseases, especially basal cell carcinoma (BCC) of the skin representing ~$2 billion in potential market opportunity and Antev, a clinical stage biotech company, developing Teverelix, a next generation gonadotrophin-releasing hormone (GnRH) antagonist, as potentially a first in market product for advanced prostate cancer (APC) patients with high cardiovascular risk and patients with acute urinary retention relapse (AURr) episodes due to enlarged prostate, collectively representing ~$6 billion in potential market opportunity.

SkinJect:

Through our wholly owned subsidiary, SkinJect, we focus on the development of our in-licensed drug device combination product using novel dissolvable microneedle arrays for the treatment of non-melanoma skin cancers, especially BCC, and Gorlin Syndrome, a rare autosomal dominant disease also called nevoid BCC syndrome.

Our combination product candidate is a doxorubicin tip-loaded D-MNA filed with the FDA under an Investigational New Drug Application (IND) # 139837 and is regulated by the Center for Drug Evaluation and Research, Oncology Division. The Company received written responses from the FDA for a meeting category C on September 19, 2025, which, among other things, provided guidance that the Division of Dermatology and Dentistry under IND # 178051 shall manage the IND application and all future submissions.

The business conducted by the Company prior to the Business Combination was undertaken by SkinJect. References to the Company in this section as of a date prior to the completion of the Business Combination relate to the business undertakings of SkinJect.

In 2016, SkinJect licensed certain intellectual property from the University of Pittsburgh. During 2016 and 2017, SkinJect developed validated manufacturing methods for the manufacture of the microneedle arrays covered by the licensed patents. In 2017 and 2018, SkinJect completed pre-clinical animal studies and related verification analyses.

In 2018, SkinJect prepared an IND application and submitted it to the FDA for the conduct of a dose escalation study in human subjects ("Phase 1 study"). The FDA issued a Study May Proceed letter in November 2018.The study was completed in March 2021 and the clinical study report showed that the study met its primary objective of safety and tolerability. The investigational product, D-MNA was found to be well-tolerated across all dose levels in all thirteen (13) participants enrolled in the study, with no dose-limiting toxicities (DLTs), serious adverse events (SAE), or study discontinuations. Furthermore, there were no systemic effects or clinically significant abnormal findings in laboratory parameters, vital signs, ECGs, and physical examination. The clinical study report (CSR) also describes the efficacy of the investigational product, D-MNA and C-MNA (as defined below), with 6 participants experiencing complete responses. The complete response is defined as the disappearance of BCC histologically in the final excision at the end of study visit. The participants profile, demonstrating complete responses, was diverse and all participants (6/6) had nodular subtype of BCC.

Basal Cell Carcinoma Market Overview

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

The Microneedle Array Solution and Doxorubicin Hydrochloride

Why Doxorubicin Hydrochloride

The binding of doxorubicin to cellular membranes may affect a variety of cellular functions. Enzymatic electron reduction of doxorubicin by a variety of oxidases, reductases and dehydrogenases generates highly reactive species including the hydroxyl free radical (• OH). Cells treated with doxorubicin have been shown to manifest the characteristic morphologic changes associated with apoptosis or programmed cell death. Doxorubicin-induced apoptosis may be an integral component of the cellular mechanism of action relating to therapeutic effects, toxicities, or both. Doxorubicin is a particularly well-suited chemotherapeutic drug for the chemo-immunization strategy, because it creates an immunogenic "good death" for tumor cells (Galluzzi et. al. 2012) and (Storkus and Falo Jr 2007). As shown in the figure below, doxorubicin chemotherapy has been shown to result in innate immune activation, including the attraction and activation of antigen presenting cells, and a cell death process that facilitates the activation of antigen presenting cells and their internalization and processing of dying tumor cell derivatives through underlying mechanisms that include ATP and HMGB1 release, and calreticulin exposure (Zitvogel et al 2010 and Obeid et. al.) 2007). The doxorubicin-containing microneedle arrays, or D-MNA, in development by us utilizes this immunogenic apoptosis by applying very low doses of doxorubicin via the D-MNA to basal cell lesions. Doxorubicin is not currently approved for the treatment of BCC.

Utility of Microneedle Arrays to Deliver Doxorubicin to Basal Cell Lesions

The D-MNA is a dissolvable, tip-loaded 15 x 15 mm microneedle array delivering doxorubicin to the tumor microenvironment for non-melanoma skin cancer therapy. The arrays are "pressed" into the skin where an appropriate-size lesion is growing and left on the lesion site for up to 30 minutes, allowing the microneedles to penetrate the skin, dissolve, and deliver defined quantities of doxorubicin to the lesion. The micro-needle array's main excipient is buffered carboxymethyl cellulose. Doses of 25 µg, 50 µg, 100 µg, or 200 µg of doxorubicin hydrochloride can be contained in the array's 400 microneedles. A device only array without doxorubicin hydrochloride but alike in every other respect ("C-MNA") has been fabricated for clinical testing and "device-only" for analytical testing.

The goal of our program is to demonstrate the D-MNA as a more robust alternative to the currently available non-surgical, and in many cases, surgical treatments for BCC.

Clinical Development of D-MNA:

Protocol SKNJCT-001 (Phase 1 Study)

Study Design: This study was designed as an open-label dose escalation trial of D-MNA in participants with BCC (subtype: superficial or nodular). The study followed a traditional 3+3 dose escalation design with 4 dose groups plus device only to define a maximum tolerated dose ("MTD") by evaluating DLTs. Treatments consisted of one application administered weekly, three times over a two-week period. The goal of the dose escalation was to determine the MTD and assess lesion responses in the different dose groups to inform a decision on the doses to be tested in a subsequent Phase 2 study.

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

Escalation followed a traditional 3+3 design. Specifically, in each dose group n=3 participants were treated. If no DLTs were observed, the study was escalated to the next dose level. If DLTs had been observed in 2 or more participants, then the MTD would have been exceeded. If one DLT had been observed, an additional three participants would have been added at the same dose level. If no DLTs had been observed in the additional three participants, the study would have escalated to the next dose level. If DLTs had been observed in one or more of the three additional participants, the MTD would have been exceeded. The first two dose groups, device only and 25 µg, screened and enrolled subjects concurrently in the study.

SkinJect hypothesized that treatment with D-MNA would result in tumor destruction and the induction of potent, immunogenic anti-tumor responses. Because MNAs enable this agent to be delivered at very low doses to a confined tumor microenvironment, the study sponsor expected only minimal, if any, systemic drug toxicity; thus, facilitating optimal local dose levels and durable clinical responses.

The study design also included a device-only group (C-MNA). Inclusion of C-MNA allowed the evaluation of two questions:

  Tolerability: to assess if there was a cutaneous response to microneedle penetration that was independent of microneedle delivery of doxorubicin to the target tissue.

  Efficacy: to assess if a device only array could stimulate a non-specific immune response in reaction to microneedle penetration of the skin, and compare to the response with the active compound doxorubicin delivered by the D-MNA.

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

Conclusions: The Phase 1 study was designed as an open-label dose escalation trial of D-MNA in participants with BCC (subtype: superficial or nodular). The study followed a traditional 3+3 dose escalation design with 4 dose groups plus device only to define a MTD by evaluating DLTs. Treatments consisted of one application administered weekly, three times over a two-week period. The goal of the dose escalation was to determine the MTD and assess lesion responses in the different dose groups to inform a decision on the doses to be tested in a subsequent Phase 2 study. Of the 13 subjects enrolled, all 13 subjects completed the study and were included in all analysis populations; no subjects discontinued the study prematurely. Most subjects (8 of 13) were male, all subjects were White, and all but one subject were Non-Hispanic/Latino. Age range across the 13 subjects was 31 to 94 years.

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

At the end of study, three subjects (01-001, device only; 01-008, D-MNA 25 µg and 01-011, D-MNA 50 µg) had differing results when Local/Site evaluation were compared to the Central Reader evaluation. In all three subjects, the Local/Site evaluation noted the presence of residual BCC compared to the Central Reader results which noted no residual BCC for all three subjects. It should be noted that the central reader was blinded to study treatment. In addition, another contributing factor to the noted differences may have been related to different slices of the tumor being evaluated by each of the readers; the local/site reader had the tissue sample obtained at the time of the excision, whereas the Central Reader tissue samples were sliced from the same block for each subject and stained several months later; the slides used in the Local/Site evaluation were not available for reading by the Central Reader.

For the secondary endpoint of BCC clinical response, evaluations were performed both at the local/site level as well as independently by a central reader. For the local/site assessment, complete lesion response was observed in one subject each for device only, D-MNA 25 µg, D-MNA 100 µg, and D-MNA 200 µg. For D-MNA 50 µg, no subjects were observed to have Complete Response. For the central reader assessment, histopathologic assessment showed six subjects (one device only, two D-MNA 25 µg, one D-MNA 50 µg, one D-MNA 100 µg, and one D-MNA 200 µg) with no residual BCC. A "complete response" was considered the absence of BCC in the final excision at 4 weeks. For the device only subject (001-003) although it was assessed as a clinical responder according to the local site assessment, the local PI noted a new squamous cell carcinoma in situ, but no residual basal cell carcinoma, that was also confirmed as squamous cell carcinoma in-situ by the Central Reader assessment of the end of study excision. Consultants stated that it could be difficult to tell by skin examination alone if there was residual BCC, and that a minority of subjects do not have any residual BCC after having had a biopsy, possibly due in part to local post-procedural inflammatory response.

For the exploratory endpoint of quantification of doxorubicin released by the MNAs, doxorubicin delivery was confirmed, but across all dose groups it was observed that there was inconsistent doxorubicin deposition by the MNAs.

For the secondary endpoint of local tolerance of the MNA, at post-MNA application, assessments indicated that subjects had mild to moderate erythema restricted to the treatment area, at each visit with each dose level, including device only. Flaking/scaling was minimal and isolated to the lesions. Crusting was generally absent or isolated. Swelling, vesiculation/pustulation, and erosion/ulceration were absent. Based on the proposed mechanism of action, some erythema evidencing an inflammatory reaction at the site of D-MNA application was to be expected.

For the secondary endpoint of pain assessment, for most subjects, no pain was noted. Some subjects experienced mild or moderate pain, generally at Visit 2 or Visit 3. At the Visit 4 End of Treatment assessment, no pain was noted for any subject.

Only two subjects reported a total of three adverse events ("AEs") in this study. All three AEs were considered mild in severity, and only one was considered probably related to study treatment mild application site pain that resolved the same day; this AE was associated with a low pain assessment scale score (1) at Visit 3. No deaths, serious adverse events, or AEs leading to treatment discontinuation were reported. No clinically significant abnormal findings were observed with regard to laboratory parameters, vital signs, ECGs, and physical examination.

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

Protocol SKNJCT-002 (Suspended Phase 1/Phase 2 Study)

This study was written by SkinJect, Inc. prior to its acquisition by the Company and submitted as part of the IND. The FDA approved this protocol in 2021. It was designed as a two-part study. The first part involved the enrollment of 15 healthy volunteers and was designed to study the penetration of device only-containing DMA patches at five different anatomic locations. After the first seven health volunteers were enrolled, due to the variability of array application observed by the investigator, SkinJect made the decision to pause the trial. The study was never resumed, and it was ultimately closed without further enrollment. There were no adverse events reported in the enrolled subjects.

Protocol SKNJCT-003 (Phase 2 Study)

Study Design: The clinical study, SKNJCT-003, is designed to be a randomized, double-blinded, three arm study evaluating two dose levels of microneedle-mediated delivery of doxorubicin (D-MNA) compared with a device-only control (C-MNA) in patients with nodular type of basal cell carcinoma (nBCC). It is multi-center study enrolling up to 90 subjects presenting with nodular type BCC of the skin. The study will evaluate the efficacy of two dose levels of D-MNA compared to C-MNA in patients with nodular BCC. The participants will be randomized 1:1:1 to one of three groups: a device only group receiving C-MNA, a low-dose group receiving 100μg of D-MNA, and a high-dose group receiving 200μg of D-MNA. The clinical design was initially submitted to the FDA in January 2024 to seek comments to revise and amend the IND and finalize the protocol. The FDA responded in March 2024 and requested additional clinical information. A final protocol was submitted to the FDA in July 2024, which included the information requested by the FDA, along with updated CMC, stability and sterility data. On July 31, 2024, the FDA responded to the latest submission and requested certain additional information and clarification. The Company responded to the FDA on August 2, 2024. Beginning August 13, 2024, the Company commenced activating its clinical trial sites and first participant was recruited on August 27, 2024. On March 6, 2025, the Company announced a positively trending interim analysis for its SKNJCT- 003 Phase 2 clinical study. The interim analysis showed the clinical study SKNJCT-003 is trending positively with a proportion of subjects with complete clinical clearance of more than 60%. The analysis also shows the investigational product, D-MNA was well tolerated for both dose levels, a low-dose group receiving 100ug of D-MNA and a high-dose group receiving 200ug of D-MNA in all participants enrolled in the study at that time, with no dose limiting toxicities (DLTs), or serious adverse events (SAEs). In addition, there were no systemic effects or clinically significant abnormal findings in laboratory parameters, vital signs, ECGs, and physical examination. The findings of the interim analysis were preliminary and may or may not correlate with the findings of the study once completed. On July 8, 2025, the Company submitted a comprehensive package to the FDA seeking a Type C meeting during the week of October 6, 2025. On August 21, 2025, the Company announced that the FDA accepted the Company's Type C Meeting request to formally discuss the D-MNA product development and gain further alignment on the clinical pathway. In September 2025, the FDA provided written responses to the Company's queries and agreed that the Company can rely on the 505(b)(2) regulatory pathway to treat BCC using D-MNA. On November 13, 2025, the Company announced that it received full regulatory and ethical approvals in the United Kingdom to expand its ongoing Phase 2 clinical study (SKNJCT-003) evaluating D-MNA for the non-invasive treatment of BCC. On November 17, 2025, the Company announced that it applied for an FDA Commissioner's National Priority Voucher in connection with SKNJCT-003. On December 15, 2025, the Company announced that its Phase 2 clinical study (SKNJCT-003) evaluating safety and efficacy of D-MNA and C-MNA to non-invasively treat nodular BCC of the skin, has successfully completed enrolment of ninety (90) patients in the United States.

Protocol SKNJCT-004 (Phase 2 Study)

On May 22, 2025, the Company announced that it has received study may proceed approval from the United Arab Emirates (UAE) Department of Health to commence Phase 2 clinical study (SKNJCT-004) to non-invasively treat BCC of the skin. The clinical study, SKNJCT-004, is designed to be a randomized, double-blind, three arm study evaluating two dose levels of microneedle-mediated delivery of doxorubicin (D-MNA) compared with a device-only control (C-MNA) in patients with BCC. It is a multi-center study enrolling up to 36 subjects presenting with BCC of the skin at four sites in the UAE. On September 8, 2025, the Company announced that the SKNJCT-004 phase 2 clinical study, to non-invasively treat BCC of the skin, commenced patient recruitment in Cleveland clinic Abu Dhabi. On October 22, 2025, the Company announced the enrollment of the first patient in its SKNJCT-004 Phase 2 clinical study evaluating a non-invasive treatment for BCC.

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

Payments made to the University of Pittsburgh in connection with the License Agreement, including patent legal expense reimbursement, have amounted to $720,256 since April 2016. We expect the patent legal expense reimbursement to continue at an average of approximately $7,000 per month. Should sales commence in the future, royalties are payable to the University of Pittsburgh as described above.

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

We have licensed three patent families from the University of Pittsburgh that include several granted U.S. patents and pending U.S. patent applications, as well as granted patents and pending patent applications in foreign jurisdictions, relating to microneedle arrays for delivering various drugs and bioactive agents to the skin, their use, and manufacture. The first patent family entitled "dissolvable microneedle arrays for transdermal delivery to human skin" includes 3 issued U.S. patents expiring in 2030 and 2031 claiming dissolvable microneedle arrays including a variety of bioactive components. This family also includes a pending U.S application. The second patent family entitled "Tip-loaded microneedle arrays for transdermal insertion" includes 1 issued U.S. patent expiring in 2033 claiming dissolvable microneedle arrays including one or more bioactive components. This family also includes issued patents in Australia, Canada, Japan and Mexico, India, and pending applications in the U.S., Australia, Brazil, China, Europe, Hong Kong, Japan, and Mexico. The third patent family entitled "Microneedle arrays for cancer therapy applications" includes issued patents in Canada and Israel, a pending U.S. patent application as well as pending patent applications in Australia, Canada, Europe, Japan, Korea and Singapore relating to the use of microneedle arrays comprising one or more bioactive agents for the treatment of various cancers, which if issued, would have a natural expiration in 2035. The table below summarizes the patents covered by the License Agreement, each of which is a utility patent.

Country Name	Title	Application No.	Priority Date	Filed Date	Patent No.	Issue Date	Projected Expiration Date	Status	Assignee(s)
United States	Dissolvable microneedle arrays for transdermal delivery to human skin	12/910,516	10/23/2009	10/22/2010	8,834,423	9/16/2014	6/14/2031	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

United States	Dissolvable microneedle arrays for transdermal delivery to human skin	16/861,112	10/23/2009	4/28/2020	11,744,927	9/5/2023	10/22/2030	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

United States	Dissolvable microneedle arrays for transdermal delivery to human skin	18/454,628	10/23/2009	8/23/2023	12,239,767	3/4/2025	10/22/2030	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Country Name	Title	Application No.	Priority Date	Filed Date	Patent No.	Issue Date	Projected Expiration Date	Status	Assignee(s)
United States	Dissolvable microneedle arrays for transdermal delivery to human skin	19/046,918	10/23/2009	2/6/2025			10/22/2030	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

United States	Tip-loaded microneedle arrays for transdermal insertion	14/398,375	5/1/2012	10/31/2014	9,944,019	4/17/2018	7/5/2033	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Canada	Tip-loaded microneedle arrays for transdermal insertion	2871770	5/1/2012	5/1/2013	2871770	7/7/2020	5/1/2033	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Mexico	Tip-loaded microneedle arrays for transdermal insertion	MX/a/2014/ 013234	5/1/2012	5/1/2013	370579	12/17/2019	5/1/2033	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Australia	Tip-loaded microneedle arrays for transdermal insertion	2013256348	5/1/2012	5/1/2013	2013256348	9/28/2017	5/1/2033	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

India	Tip-loaded microneedle arrays for transdermal insertion	10161/DELNP /2014	5/1/2012	5/1/2013	555176	11/27/2024	5/1/2033	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Europe	Tip-loaded microneedle arrays for transdermal insertion	22192026.7	5/1/2012	5/1/2013			5/1/2033	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Country Name	Title	Application No.	Priority Date	Filed Date	Patent No.	Issue Date	Projected Expiration Date	Status	Assignee(s)
Japan	Tip-loaded microneedle arrays for transdermal insertion	2017-078229	5/1/2012	5/1/2013	6712963	6/4/2020	5/1/2033	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Canada	Tip-loaded microneedle arrays for transdermal insertion	3077452	5/1/2012	5/1/2013	3077452	8/9/2022	5/1/2033	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Mexico	Tip-loaded microneedle arrays for transdermal insertion	MX/a/2018/ 009573	5/1/2012	5/1/2013			11/6/2035	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Australia	Tip-loaded microneedle arrays for transdermal insertion	2017225155	5/1/2012	5/1/2013	2017225155	9/19/2019	5/1/2033	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

China	Tip-loaded microneedle arrays for transdermal insertion	202110125343.0	5/1/2012	5/1/2013			5/1/2033	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

United States	Tip-loaded microneedle arrays for transdermal insertion	18/119,197	5/1/2012	3/8/2023			5/1/2033	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Brazil	Tip-loaded microneedle arrays for transdermal insertion	112014027242-5	5/1/2012	5/1/2013			5/1/2033	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Country Name	Title	Application No.	Priority Date	Filed Date	Patent No.	Issue Date	Projected Expiration Date	Status	Assignee(s)
Australia	Tip-loaded microneedle arrays for transdermal insertion	2021201365	5/1/2012	5/1/2013	2021201365	1/12/2023	5/1/2033	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Japan	Tip-loaded microneedle arrays for transdermal insertion	2021-148376	5/1/2012	5/1/2013			5/1/2033	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Australia	Tip-loaded microneedle arrays for transdermal insertion	2022291555	5/1/2012	5/1/2013			11/6/2035	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Hong Kong	Tip-loaded microneedle arrays for transdermal insertion	42021044396.6	5/1/2012	5/1/2013			5/1/2033	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Japan	Tip-loaded microneedle arrays for transdermal insertion	2023-175104	5/1/2012	5/1/2013			5/1/2033	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Europe	Microneedle arrays for cancer therapy applications	15857785.8	11/6/2014	11/6/2015			11/6/2035	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Canada	Microneedle arrays for cancer therapy applications	2967017	11/6/2014	11/6/2015	2967017	3/24/2020	11/6/2035	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Country Name	Title	Application No.	Priority Date	Filed Date	Patent No.	Issue Date	Projected Expiration Date	Status	Assignee(s)
Israel	Microneedle arrays for cancer therapy applications	252096	11/6/2014	11/6/2015	252096	10/2/2022	11/6/2035	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

United States	Microneedle arrays for cancer therapy applications	17/576,141	11/6/2014	1/14/2022			11/6/2035	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Israel	Microneedle arrays for cancer therapy applications	293291	11/6/2014	11/6/2015	293291	2/1/2024	11/6/2035	Issued	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Australia	Microneedle arrays for cancer therapy applications	2024256083	11/6/2014	11/6/2015			11/6/2035	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Korea	Microneedle arrays for cancer therapy applications	10-2022-7039076	11/6/2014	11/6/2015			11/6/2035	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Japan	Microneedle arrays for cancer therapy applications	2024189676	11/6/2014	11/6/2015			11/6/2035	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Singapore	Microneedle arrays for cancer therapy applications	1002004900T	11/6/2014	11/6/2015			11/6/2035	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Korea	Microneedle arrays for cancer therapy applications	10-2024-7043044	11/6/2014	11/6/2015			11/6/2035	Pending	University Of Pittsburgh of The Commonwealth System of Higher Education/ Carnegie Mellon University

Antev:

On August 29, 2025, we completed the acquisition of 98.6% of the issued and outstanding shares of Antev, a clinical stage biotech company, developing Teverelix, a next generation GnRH antagonist, potentially as a first in market product for APC patients with high cardiovascular risk and patients with AURr episodes due to enlarged prostate.

Antev's flagship drug candidate is Teverelix trifluoroacetate (Teverelix TFA), a long-acting GnRH antagonist. Unlike GnRH agonists, which can cause an initial surge in testosterone levels, Teverelix directly suppresses sex hormone production without this surge, potentially reducing cardiovascular risks. This mechanism is particularly beneficial for patients with existing cardiovascular conditions. Teverelix is formulated as a microcrystalline suspension, allowing for sustained release and a six-week dosing interval, which may improve patient compliance and outcomes.

Clinical Development:

In September 2020 Antev completed a Phase 1 clinical trial in which Teverelix was shown to be well tolerated with no dose-limiting toxicities and demonstrated rapid testosterone suppression. The study included 48 healthy male volunteers. In February 2023 Antev also completed a Phase 2a study in fifty (50) patients with APC, where Teverelix achieved the primary endpoint of greater than 90% probability of castration levels of testosterone suppression (97.5%) but the secondary endpoint of maintaining this rate above 90% was not met with the probability dropping to 82.5% by Day 42.

In January 2023, the U.S. Food and Drug Administration (FDA), reviewed the Phase 1 and Phase 2a data and provided written guidance on Antev's proposed Phase 3 trial design for Teverelix. This milestone supports the Company's clinical plans to develop Teverelix as a treatment for advanced prostate cancer patients with increased cardiovascular risk. In December 2023, the FDA approved the Phase 2b study design in advanced prostate cancer covering 40 patients. In November 2024, the FDA approved the Phase 2b study design in acute urinary retention covering 390 patients.

1. Antev Acute Urinary Retention (AURr) Indication:

Teverelix is aiming to be the first-in-class indication product for preventing recurrence of AURr in males 45 years or older, who suffer from benign prostate hyperplasia (BPH). Antev has an FDA approved Phase 2b study designed to randomize 390 men after a successful trial without catheterization (TWOC). 85% of nearly one million annual AUR episodes in the United States occur in men 60+ who suffer from enlarged prostate that manifests with age and is followed by a recurrent episode within 6 months for approximately 30% of men.

Antev planned Phase 2b Study Design in Acute Urinary Retention:

Randomized controlled double blinded study in 390 men after a successful TWOC in 60-70 sites in United States and European Union. The participants shall receive either single intramuscular (IM) or subcutaneous (SC) injection (90mg or 120mg) or placebo in addition to standard therapy. Primary endpoint is a composite of AURr, need for surgery or poor urinary flow metrics in the first 28 weeks plus 24 weeks follow up.

2. Antev High Cardiovascular (CV) Risk Advanced Prostate Cancer indication:

Teverelix is aiming to be the best-in-class indication product for hormone therapy for APC patients with increased CV risk. Antev has an FDA approved Phase 2b open label study designed to recruit 40 men with advanced prostate cancer. Antev is targeting a niche in patients with CV risk, aiming to provide an androgen deprivation therapy (ADT) option with potentially lower cardiac toxicity than conventional GnRH agonists. If approved, Teverelix could become the first hormone therapy labeled specifically for treating prostate cancer in patients with a history of cardiovascular disease. 300,000 to 500,000 men in the United States are living with advanced stage prostate cancer.

Antev planned Phase 2b Study Design in Advanced Prostate Cancer

Open label study in 40 men with advanced prostate cancer suitable for ADT. The participants shall receive a loading dose of 180mg IM plus x2 180mg SC (total 540mg), followed by x2 180mg (360mg) SC day 29 and every 6 weeks. The total duration of the treatment is 22 weeks. Primary endpoint is to confirm castration rate by day 29, sustaining to day 155, probability greater than 90%.

Patents and Proprietary Information

Composition of matter patents for Teverelix have a natural expiration in 2039 and pending method of use patent applications, if issued, will have a natural expiration between 2044 and 2045, subject to any patent term adjustment that may be awarded. The table below summarizes the patents we hold for Teverelix, each of which is a utility patent.

Country Name	Title	Application No.	Priority Date	Filed Date	Patent No.	Issue Date	Projected Expiration Date	Status	Assignee (s)
United States	Composition for treating one or more estrogen related diseases	17/050,430	4/26/2018	10/23/2020	11,446,351	8/31/2022	4/25/2039	Issued	LifeArc

China	Composition for treating one or more estrogen related diseases	112041028	4/26/2018	4/25/2019			4/25/2039	Pending	Life Arc

Israel	Composition for treating one or more estrogen related diseases	277876	4/26/2018	4/25/2019			4/25/2039	Pending	LifeArc

Japan	Composition for treating one or more estrogen related diseases	2021522227	4/26/2018	4/25/2019			4/25/2039	Pending	LifeArc

Mexico	Composition for treating one or more estrogen related diseases	2020011341	4/26/2018	4/25/2019			4/25/2039	Pending	LifeArc

Country Name	Title	Application No.	Priority Date	Filed Date	Patent No.	Issue Date	Projected Expiration Date	Status	Assignee (s)
United States	Reconstitutable teverelix-TFA composition	17/254,859	7/5/2018	12/22/2020	11,633,453	4/5/2023	7/2/2039	Issued	Antev Limited

United States	Reconstitutable teverelix-TFA composition	18/122,991	7/5/2018	3/17/2023			7/2/2039	Pending	Antev Limited

Europe	Reconstitutable teverelix-TFA composition	18181931.9	7/5/2018	7/5/2018	3590524	11/4/2020	7/2/2039	Issued	Antev Limited

Europe	Reconstitutable teverelix-TFA composition	19740498.1	7/5/2018	7/2/2019	3817759	7/27/2022	7/2/2039	Issued	Antev Limited

Germany	Reconstitutable teverelix-TFA composition	19740498.1	7/5/2018	7/2/2019	3817759	7/27/2022	7/2/2039	Issued	Antev Limited

France	Reconstitutable teverelix-TFA composition	19740498.1	7/5/2018	7/2/2019	3817759	7/27/2022	7/2/2039	Issued	Antev Limited

Great Britain	Reconstitutable teverelix-TFA composition	19740498.1	7/5/2018	7/2/2019	3817759	7/27/2022	7/2/2039	Issued	Antev Limited

Sweden	Reconstitutable teverelix-TFA composition	19740498.1	7/5/2018	7/2/2019	3817759	7/27/2022	7/2/2039	Issued	Antev Limited

Canada	Reconstitutable teverelix-TFA composition	3142967	7/5/2018	7/2/2019			7/2/2039	Pending	Antev Limited

China	Reconstitutable teverelix-TFA composition	112423777	7/5/2018	7/2/2019			7/2/2039	Pending	Antev Limited

United States	Teverelix-TFA composition	17/254864	7/5/2018	7/2/2019	11,357,818	5/25/2022	7/2/2039	Issued	Antev Limited

United States	Teverelix-TFA composition	17/740,743	7/5/2018	5/10/2022	12,070,484	5/10/2022	7/2/2039	Issued	Antev Limited

Country Name	Title	Application No.	Priority Date	Filed Date	Patent No.	Issue Date	Projected Expiration Date	Status	Assignee (s)
Canada	Teverelix-TFA composition	3141519	7/5/2018	7/2/2019			7/2/2039	Pending	Antev Limited

China	Teverelix-TFA composition	112423775	7/5/2018	7/2/2019	112423775	3/15/2024	7/2/2039	Issued	Antev Limited

China	Teverelix-TFA composition	118161591	7/5/2018	7/2/2019			7/2/2039	Pending	Antev Limited

Europe	Teverelix-TFA composition	19739941.3	7/5/2018	7/2/2019	3817758	1/5/2022	7/2/2039	Issued	Antev Limited

Germany	Teverelix-TFA composition	19739941.3	7/5/2018	7/2/2019	3817758	1/5/2022	7/2/2039	Issued	Antev Limited

France	Teverelix-TFA composition	19739941.3	7/5/2018	7/2/2019	3817758	1/5/2022	7/2/2039	Issued	Antev Limited

Country Name	Title	Application No.	Priority Date	Filed Date	Patent No.	Issue Date	Projected Expiration Date	Status	Assignee (s)
Great Britain	Teverelix-TFA composition	19739941.3	7/5/2018	7/2/2019	3817758	1/5/2022	7/2/2039	Issued	Antev Limited

Sweden	Teverelix-TFA composition	19739941.3	7/5/2018	7/2/2019	3817758	1/5/2022	7/2/2039	Issued	Antev Limited

Europe	Teverelix-TFA composition	22150163.8	7/5/2018	7/2/2019			7/2/2039	Pending	Antev Limited

Japan	Teverelix-TFA composition	2021529165	7/5/2018	7/2/2019	7181318	11/30/2022	7/2/2039	Issued	Antev Limited

Japan	Teverelix-TFA composition	2025004006	7/5/2018	7/2/2019			7/2/2039	Pending	Antev Limited

United States	A lyophilization process and a Teverelix-TFA lyophilizate obtained thereby	17/255,372	7/5/2018	7/2/2019	11,719,488	7/19/2023	7/2/2039	Issued	Antev Limited

United States	A lyophilization process and a Teverelix-TFA lyophilizate obtained thereby	18/348,722	7/5/2018	7/7/2023			7/2/2039	Pending	Antev Limited

Canada	A lyophilization process and a Teverelix-TFA lyophilizate obtained thereby	3141521	7/5/2018	7/2/2019			7/2/2039	Pending	Antev Limited

China	A lyophilization process and a Teverelix-TFA lyophilizate obtained thereby	112423776	7/5/2018	7/2/2019	112423776	5/31/2024	7/2/2039	Issued	Antev Limited

Country Name	Title	Application No.	Priority Date	Filed Date	Patent No.	Issue Date	Projected Expiration Date	Status	Assignee (s)
Europe	A lyophilization process and a Teverelix-TFA lyophilizate obtained thereby	19742691.9	7/5/2018	7/2/2019	3817760	9/7/2022	7/2/2039	Issued	Antev Limited

Germany	A lyophilization process and a Teverelix-TFA lyophilizate obtained thereby	19742691.9	7/5/2018	7/2/2019	3817760	9/7/2022	7/2/2039	Issued	Antev Limited

France	A lyophilization process and a Teverelix-TFA lyophilizate obtained thereby	19742691.9	7/5/2018	7/2/2019	3817760	9/7/2022	7/2/2039	Issued	Antev Limited

Great Britain	A lyophilization process and a Teverelix-TFA lyophilizate obtained thereby	19742691.9	7/5/2018	7/2/2019	3817760	9/7/2022	7/2/2039	Issued	Antev Limited

Country Name	Title	Application No.	Priority Date	Filed Date	Patent No.	Issue Date	Projected Expiration Date	Status	Assignee (s)
Sweden	A lyophilization process and a Teverelix-TFA lyophilizate obtained thereby	19742691.9	7/5/2018	7/2/2019	3817760	9/7/2022	7/2/2039	Issued	Antev Limited

Japan	A lyophilization process and a Teverelix-TFA lyophilizate obtained thereby	2021529166	7/5/2018	7/2/2019	7177859	11/24/2022	7/2/2039	Issued	Antev Limited

WO	A dosage regime for use in the treatment of prostate cancer	2024079225	10/18/2023	10/16/2024			10/16/2044	Pending	Antev Limited

Germany	Composition for treating acute urinary retention	212018000251	6/30/2017	6/28/2018	212018000251	6/18/2020	6/28/2038	Issued	Antev Limited

China	Composition for treating acute urinary retention	110891607	6/30/2017	6/28/2018			6/28/2038	Pending	Antev Limited

Japan	Composition for treating acute urinary retention	2020525528	6/30/2017	6/28/2018			6/28/2038	Pending	Antev Limited

Canada	A composition comprising at least one GNRH antagonist	3051182	6/30/2017	1/30/2018	3051182	5/282024	6/30/2038	Issued	Antev Limited

China	A composition comprising at least one GNRH antagonist	110248679	6/30/2017	1/30/2018			6/30/2038	Pending	Antev Limited

Country Name	Title	Application No.	Priority Date	Filed Date	Patent No.	Issue Date	Projected Expiration Date	Status	Assignee (s)
Europe	A composition comprising at least one GNRH antagonist	18707414.1	6/30/2017	1/30/2018	3573663	4/7/2021	6/30/2038	Issued	Antev Limited

Germany	A composition comprising at least one GNRH antagonist	18707414.1	6/30/2017	1/30/2018	3573663	4/7/2021	6/30/2038	Issued	Antev Limited

France	A composition comprising at least one GNRH antagonist	18707414.1	6/30/2017	1/30/2018	3573663	4/7/2021	6/30/2038	Issued	Antev Limited

Great Britain	A composition comprising at least one GNRH antagonist	18707414.1	6/30/2017	1/30/2018	3573663	4/7/2021	6/30/2038	Issued	Antev Limited

Sweden	A composition comprising at least one GNRH antagonist	18707414.1	6/30/2017	1/30/2018	3573663	4/7/2021	6/30/2038	Issued	Antev Limited

Japan	A composition comprising at least one GNRH antagonist	2020506229	6/30/2017	1/30/2018	6990717	2/3/2022	6/30/2038	Issued	Antev Limited

Mexico	A composition comprising at least one GNRH antagonist	382676	6/30/2017	1/30/2018			6/30/2038	Pending	Antev Limited

South Africa	A composition comprising at least one GNRH antagonist	201904119	6/30/2017	1/30/2018			6/30/2038	Pending	Antev Limited

Collaborations:

Skinject™ Platform Expansion

In August 2025, the Company announced its entry into a non-binding memorandum of understanding (MoU) with Helix Nanotechnologies, Inc. (HelixNano), a Boston-based biotech company focused on developing a proprietary advanced mRNA platform, in respect of their shared mutual interest in the development or commercial arrangement contemplated by the MoU. The MoU is non-binding and shall not be construed to obligate either party to proceed with a joint venture or any further development or commercial arrangement, unless and until definitive agreements are executed, and there can be no assurance that such definitive agreements will be executed.

The Company is exploring co-development of thermostable infectious disease vaccines combining HelixNano's proprietary mRNA technology with the Medicus microneedle array delivery platform.

Patient Access and Advocacy

In October 2025, the Company announced a strategic collaboration with the Gorlin Syndrome Alliance (GSA) to advance compassionate access to SkinJect for patients suffering from Gorlin Syndrome, also known as nevoid basal cell carcinoma syndrome.

In collaboration with the Gorlin Syndrome Alliance, Medicus is pursuing an Expanded Access IND program to provide Gorlin Syndrome patients with multiple or inoperable BCCs access to SkinJect™, the Company's investigational D-MNAs, under physician supervision.

AI Enabled Clinical Development

In December 2025, the Company signed a non-binding letter of intent to collaborate with Reliant AI Inc., a decision-intelligence company specializing in generative AI for the life sciences, to develop an AI-driven clinical data analytics platform to support capital-efficient and time-efficient clinical development through data-driven dynamic clinical-site selection, pharmacodynamic (PD) informed patient stratification, and enrollment forecasting. The initial phase of the collaboration is expected to support the upcoming Teverelix clinical study planned for 2026. There can be no assurance that a definitive agreement will be executed or that the proposed collaboration will proceed as contemplated.

Recent Developments

SkinJect

On March 5, 2026, the company announced topline results from SKNJCT-003 evaluating safety and efficacy of the D-MNA and C-MNA to non-invasively treat nodular BCC of the skin. The dataset demonstrates that clearance rates increased between Day 29 and Day 57, consistent with continued biological activity over time. The 200µg cohort demonstrated the highest observed activity at Day 57, achieving 73% Clinical Clearance and 40% Histological Clearance (CR).

These results reflect the analysis of the primary and key secondary efficacy endpoints. Final compilation of the Clinical Study Report (CSR), including full safety analyses and procedural observations such as post-excisional biopsy site assessments, remains ongoing and is expected to be completed in Q2 2026. The Company does not anticipate material changes to the reported efficacy findings.

The Company believes the topline results are not only positive but decision-grade that should support an end of phase 2 (EOP2) meeting with the FDA. There can be no assurance that SKNJCT-003 will be granted regulatory approval from the FDA.

Teverelix

On January 12, 2026, the company announced that that detailed clinical data on Teverelix, its long-acting GnRH antagonist, have been accepted for e-Poster presentation at the American Association of Clinical Endocrinology Annual Meeting 2026, to be held April 22-24 in Las Vegas, Nevada.  The Company's accepted abstract: "Evaluation of Teverelix, a Long-Acting GnRH Antagonist: Pharmacokinetics, Pharmacodynamics, Bone Turnover and Safety in Two Phase 1 studies in Healthy Female Volunteers" contains results from two randomized, placebo-controlled Phase I clinical studies involving 48 healthy premenopausal women, designed to evaluate how Teverelix is absorbed, how it suppresses reproductive hormones, its effects on bone turnover markers, and its overall safety following single subcutaneous injections.

On January 22, 2026, the Company announced that its subsidiary, Antev Ltd., has entered into Amendment No. 3 to its license agreement with LifeArc relating to Teverelix. Under the amended agreement, the royalty rate payable on worldwide net sales of Teverelix has been reduced from ~4% to 2%, with the royalty term clarified on a country-by-country basis in line with standard industry practice. The amendment does not alter the scope of the license, the underlying intellectual property, or the respective development responsibilities of the parties, and all other terms of the original agreement remain in full force and effect.

On February 10, 2026, the Company announced that it has received "study may proceed" clearance from the FDA to initiate its Phase 2b dose-optimization study of Teverelix.

Employees

As of the date of this annual report, including our subsidiaries, we have 16 employees, all of which are full-time employees.

Corporate information

Our executive offices are located at 300 Conshohocken State Rd., Suite 200, W. Conshohocken, PA 19428. We maintain a corporate website at www.medicuspharma.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this annual report.

Implications of Being an Emerging Growth Company

As a company with less than $1.235 billion in revenues during our last fiscal year, we qualify as an "emerging growth company" as that term is defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As an emerging growth company we expect to take advantage of specified reduced reporting requirements that are otherwise applicable generally to public companies. These reduced reporting requirements include, but are not limited to:

  not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley Act");

  reduced disclosure about our executive compensation arrangements in our periodic reports, proxy statements and registration statements; and

  an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or stockholder approval of any golden parachute arrangements.

We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended. However, if certain events occur prior to the end of such five-year period, including if we become a "large accelerated filer," our annual gross revenues exceed $1.235 billion or we issue more than $1 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. As an emerging growth company, we have elected to take advantage of certain of the reduced disclosure obligations in this annual report and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information in this annual report and that we provide to our shareholders in the future may be different than what you might receive from other public reporting companies in which you hold equity interests.

Implications of Being a Smaller Reporting Company

Additionally, we are a "smaller reporting company," meaning that the market value of our common shares held by non-affiliates is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation. We may continue to be a smaller reporting company as long as either (i) the market value of our common shares held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common shares held by non-affiliates is less than $700 million.

Implications of Regulatory Environment

The production and manufacture of the Products and their research and development activities for use in the United States are subject to regulation for safety, efficacy and ethics by various governmental authorities in the United States. These authorities regulate research, development, testing, manufacturing, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing and import/export of pharmaceutical products, among other things. In the United States drugs and biological products are subject to regulation by the FDA.

Drug approval laws in the United States generally require licensing of manufacturing facilities, carefully controlled research and testing of products, government review and approval of results prior to marketing and sale of drugs and drug delivery products. In addition, they require adherence to best practices as defined by the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use, as well as national guidelines. The process for pharmaceutical development and approval are subject to inherent risks, described in "Risk Factors."

The principal steps generally required for approval of drug and drug delivery products in the United States and rest of the world are described below.

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

Implications of Healthcare Laws and Regulations

Coverage and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In the United States, Medicare tends to have a greater role than private insurers in determining reimbursement for the treatment of conditions, such as basal cell cancer, that disproportionately affect patients over the age of 65.

Applicable Laws in the United States

If we obtain FDA approval for the Products and begin commercializing the Products in the United States, our operations may be directly, or indirectly through our future potential customers and third-party payors, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act ("FCA"), and data privacy and physician sunshine laws and regulations. These laws or their relevant foreign counterparts may impact, among other things, our proposed sales, marketing, and education programs and its relationships with healthcare providers, physicians and other parties through which we market, sell and distribute its products for which it obtains marketing approval. In addition, we may be subject to patient privacy regulation by the federal government and the states in the United States as well as other jurisdictions. The laws that may affect our ability to operate include:

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

  the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, and its implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to CMS, information related to direct or indirect payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners;

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

There have been a number of proposals during the last few years regarding the pricing of pharmaceutical products, limiting coverage and the amount of reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. For example, in March 2010, the ACA was enacted in the United States, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program (the "MDRP"), are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the MDRP, extended manufacturer Medicaid rebate obligations to utilization by individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and established a new Medicare Part D coverage gap discount program. Since its enactment, there have been judicial, congressional, and executive branch challenges to the ACA, which have resulted in delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. The first Trump administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. In addition, there were a number of health reform initiatives by the Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act (the "IRA") into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, the IRA imposes new manufacturer financial liability on certain drugs under Medicare Part D, allowing the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, subject to certain exemptions applicable to orphan drugs. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how such challenges, and the healthcare reform measures of the Biden administration, will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 ("Budget Control Act") was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2032. In certain countries outside the United States, reimbursement for products that have not yet received marketing authorization may be provided through national managed access programs.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, congressional inquiries, and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. The IRA, among other things, (i) directs the U.S. Department of Health and Human Services ("HHS") to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated "maximum fair price" for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. In response to the Biden administration's October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center, which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs using march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of march-in eights, which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

We expect that the ACA, the IRA, and any other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products, if approved.

Further, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Governmental Accounting Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the recall and withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products or require safety surveillance or patient education. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials and the drug approval process. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or comparable foreign regulatory authorities more likely to terminate or suspend clinical trials before completion or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Several regulations have also been proposed partly in response to several executive orders issued by President Trump during his first term related to prescription drug pricing that seek to implement several of the administration's proposals. While some of these and other measures may require additional authorization to become effective, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Previous administrations have issued multiple executive orders seeking to reduce prescription drug costs, and the current Trump administration has signaled that lowering the cost of prescription drugs is a top priority.

Changing regulatory environments could negatively impact our business.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Many European Economic Area ("EEA") Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EEA Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EEA Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment ("HTA") of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EEA Member States, including those representing the larger markets. The HTA process is the procedure to assess the therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EEA Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.

In December 2021, Regulation No. 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the European Union. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EEA Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at European Union level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EEA Member States to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EEA Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EEA Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the European Union could be negatively affected.

Legislators, policymakers and healthcare insurance funds in the European Union may continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of European Union and other foreign countries use prices for medicinal products established in other countries as "reference prices" to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in "Item 1A. Risk Factors." These risks include, but are not limited to, risks associated with:

  our financial results, including our ability to generate earnings and achieve and sustain profitability (as of December 31, 2025, we had an accumulated deficit of approximately $64.3 million, which was comprised of approximately $12.4 million of accumulated deficit of SkinJect as of September 30, 2023, the day after it became a subsidiary of the Company, and approximately $51.9 million of deficit accumulated by the Company on a consolidated basis), may vary significantly from forecasts and from period to period;

  the progress, timing and completion of our research, development and preclinical studies and clinical trials for our products and product candidates we may not successfully integrate Antev into our business and operations or successfully develop Teverelix;

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with all other information contained in this annual report, including the financial statements, before making an investment decision. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our securities could decline, and you may lose part or all of your investment. This annual report also contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risks described below and elsewhere in this annual report.

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

The Products are at an early stage of development, with uncertain market acceptance. Product approval, should this be achieved, does not infer that the Products will garner a good market price or be reimbursed by public or private insurers. Further, there are no guarantees that the Products will be positively received by the target patient population. The acceptability of the Products to regulators, payors and patients will depend on the relative risk versus benefit of the Products as proven in clinical trials, the acceptability of the price, and the relative attractiveness as compared to other treatments.

We could also suffer the consequences of non-compliance or breaches by licensors in connection with any license agreements we may enter into in the future. Such non-compliance or breaches by such third parties could in turn result in breaches or defaults under any agreements with other collaboration partners, and we could be found liable for damages or lose certain rights, including rights to develop and/or commercialize the Products. Loss of our rights to any license granted to us in the future, or the exclusivity rights provided therein, could harm our financial condition and operating results.

The University of Pittsburgh may terminate our license agreement in certain circumstances.

The License Agreement is our main asset and the basis for the development of SkinJectTM. The University of Pittsburgh of the Commonwealth System of Higher Education (the "University of Pittsburgh") has the right to terminate the License Agreement if breaches are not cured within 30 days of our receipt of notice thereof from the University of Pittsburgh or in certain insolvency-related situations or if we cease to carry out our business. There can be no assurance that we will be able to comply with the License Agreement going forward or that the University of Pittsburgh will grant any necessary waivers if we are unable to do so. The obligations under the License Agreement principally require the trial of SkinJectTM on specified timelines. If the University of Pittsburgh were to terminate the License Agreement our assets would essentially be rendered worthless and it would have a material adverse effect on our ability to pursue our business objective.

We may not successfully integrate Antev into our business and operations or successfully develop Teverelix.

On August 29, 2025, we completed the Antev Transaction and acquired 98.6% of the issued and outstanding shares of Antev. We may not be able to successfully integrate Antev's business into our business and operations or develop its assets acquired pursuant to the Antev Transaction, including Teverelix, and may not otherwise realize the expected benefits of the transaction. Difficulties in integrating Antev's rights into our operations may result in the Company performing differently than expected, in operation challenges or in the failure to realize anticipated benefits in the time frame or at all. Difficulties in developing Teverelix, including challenges associated with clinical trials, product approvals, bringing Teverelix to market (and receiving positive reception or obtaining favorable pricing if Teverelix is brought to market), may have an material adverse effect on our results of operations.

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

Certain of our intellectual property is held under third-party licenses.

Certain of our intellectual property is held under a third-party license and we may require additional third-party licenses to effectively develop and manufacture our key products or future technologies. There can be no assurance as to the availability or cost of such additional licenses. A substantial number of patents have already been issued to other biotechnology and pharmaceutical companies. To the extent that valid third-party patent rights cover our products or services, we or our strategic collaborators would be required to seek licenses from the holders of these patents in order to manufacture, use or sell these products and services, and payments under them would reduce our profits from these products and services. It is not possible to predict the extent to which we may wish or be required to acquire rights under such patents, the availability and cost of acquiring such rights, and whether a license to such patents will be available on acceptable terms or at all. There may be patents in the United States or in foreign countries or patents issued in the future that are unavailable to license on acceptable terms. Our inability to obtain such licenses may hinder or eliminate an ability to manufacture and market products.

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

Although the SkinJect Phase 1 study indicated that the patch is well-tolerated, there is no guarantee that the Phase 2 study will produce similar results or that SkinJectTM will ultimately be brought to market or, if it does, that it will be positively received or obtain favorable pricing, which would have a material adverse effect on our results of operations. In addition, there is no guarantee that the open and planned Phase 2b studies involving Teverelix will be successfully or that Teverelix will ultimately be brought to market, or, if it does, that it will be positively received or obtain favorable pricing, which would have a material adverse effect on our business plans and results of operations.

Substantial doubt exists about the Company's ability to continue as a going concern and if the Company is unable to obtain additional financing from outside sources and/or eventually generate enough revenues, it may be forced to curtail or discontinue its operations.

The Company's current auditor has indicated in its report accompanying the Company's audited annual financial statements that substantial doubt exists about the Company's ability to continue as a going concern. The Company is in the preliminary stages of its planned operations and has not yet determined whether its processes and business plans are economically viable. The continued operations of the Company and the recoverability of amounts shown for certain operational expenses in the Company's audited annual financial statements are dependent upon the ability of the Company to obtain sufficient financing to commercialize its product and to become profitable, all of which are uncertain. Importantly, the inclusion in the Company's financial statements of a going concern opinion may negatively impact the Company's ability to raise future financing and achieve future revenue. If the Company is unable to obtain additional financing from outside sources and/or eventually generate enough revenues, the Company may be forced to cut costs, by among other things, curtailing or discontinuing its operations. These measures could cause significant delays or entirely prevent the Company's continued efforts to commercialize its current or future products, which are critical to the realization of its business plan and the future operations of the Company. If any of these events happens, the Company's investors could lose all or part of their investments. In addition, the Company's financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Future technology will require regulatory approval, which is costly and we may not be able to obtain it and we may fail to obtain regulatory approvals or only obtain approvals for limited uses or indications.

Market authorization of the Products falls under the regulatory purview of the FDA and other equivalent regulatory bodies worldwide. There can be no assurance that these regulatory bodies will approve the Products in the manner or time frame suggested. Although we intend to work with regulatory consultants and third parties knowledgeable in the area, we cannot ensure that the Products will obtain market authorization in a timely manner, or at all. Market authorization may also be contingent on a less competitive product label, which would negatively impact revenue.

Changes in methods of manufacturing or formulation may result in additional costs or delay.

As the Products are developed through further clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause the Products to perform differently and affect the results of future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of the Products and jeopardize our ability, or our strategic partners' ability, to commence product sales and generate revenue.

The manufacture of the Products is complex. We or our third-party manufacturers may encounter difficulties in production. If we encounter any such difficulties, our ability to supply the Products for clinical trials or, if approved, for commercial sale could be delayed or halted entirely.

The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The processes of manufacturing the Products are susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in the Products or in the manufacturing facilities in which the Products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any adverse developments affecting manufacturing operations for the Products, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell the Products, if approved, we may be unable to generate any product revenue.

To successfully commercialize the Products, we will need to build out sales and marketing capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract field force to market the Products will be expensive and time-consuming and could delay launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may seek to enter into collaborations with other entities to use their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current or future collaborators do not commit sufficient resources to commercialize the Products, or we are unable to develop the necessary capabilities on our own, we may be unable to generate sufficient revenue to sustain our business. We may compete with many companies that currently have extensive, experienced and well-funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

We rely on key personnel.

Our success depends in large measure on certain key personnel, including our chairman & chief executive officer, Dr. Raza Bokhari. The loss of the services of such key personnel could have a material adverse effect on us. The contributions of these individuals to our operations have been, and are expected to continue to be, of central importance. In addition, the competition for qualified personnel in the biotech industry is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business. Investors must rely upon the ability, expertise, judgment, discretion, integrity and good faith of our management. Other biotechnology companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those that we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate of and success with which we can develop and commercialize the Products would be limited.

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

SkinJect also has or may have relationships with scientific collaborators at academic and other institutions, some of whom conduct research at SkinJect's request or assist SkinJect in formulating the SkinJect's research and development strategies. These scientific collaborators are not SkinJect employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, even though SkinJect's collaborators are required to sign confidentiality agreements prior to working, they may have arrangements with other companies to assist such other companies in developing technologies that may prove competitive to us.

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

The ongoing volatility in global capital markets has generally made the raising of capital by equity or debt financing more difficult. Access to financing has been negatively impacted by ongoing global economic risks and increased inflation. We will require substantial additional funds for further research and development, and the marketing and sale of our technology. We may attempt to raise additional funds for these purposes through public or private equity or debt financing, collaborations with other therapeutic companies, government grants or other sources. There can be no assurance that additional funding or partnerships will be available on terms acceptable to us and which would foster the successful commercialization of the Products. If additional funds are raised through further issuances of equity or convertible debt securities, existing shareholders could suffer significant dilution, and any new equity securities issued could have rights, preferences and privileges superior to those of the common shares or terms superior to those of the existing warrants. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If adequate funds are not obtained, we may be required to reduce, curtail or discontinue operations.

We have had negative operating cash flows since inception and expect to incur losses for the foreseeable future.

We have had negative cash flow from operating activities and have incurred operating losses since its inception. We anticipate that we will continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure and personnel to support our product development efforts and operations as a public company. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our shareholders' deficit and working capital. As of December 31, 2025, we had an accumulated deficit of approximately $64.3 million, which was comprised of approximately $12.4 million of accumulated deficit of SkinJect as of September 30, 2023, the day after it became a subsidiary of the Company, and approximately $51.9 million of deficit accumulated by the Company on a consolidated basis). The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

We are engaged in an industry that is highly competitive, evolving and characterized by technological change. As a result, it is difficult for us to predict whether, when and by whom new competing technologies or new competitors may enter the market. We face competition from companies with strong positions in certain markets we are currently targeting, and in new markets and regions we may enter. Some of these companies have significantly greater financial, technical, human, research and development, and marketing resources than us. We cannot assure that we will be able to compete effectively against current and future competitors who may discover and develop products in advance of us that are more effective than those developed by us. As a consequence, our current and future technologies may become obsolete or uncompetitive, resulting in adverse effects on revenue, margins and profitability. In addition, competition or other competitive pressures may result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations. To the extent that new or improved pharmaceutical drug treatments are introduced that demonstrate better long-term efficacy and safety, patients and physicians may further delay the introduction of patches, such as SkinJectTM, if approved, in the non-melanoma skin cancer treatment continuum or delay the use of Teverelix for the treatment of for the treatment of cardiovascular high-risk prostate cancer patients and patients with first AUR episodes due to an enlarged prostate. SkinJectTM could also face competition from other formulations or devices that deliver chemotherapeutic agents on an extended basis.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staffs and experienced commercial and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products or drug delivery technologies that are more effective or less costly than the Products.

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

  the usefulness, ease of use, performance and reliability of our technology compared to our competitors;

  the activity and tolerability of the Products, including relative to marketed products and product candidates in development by third parties;

  the ability to distinguish safety and efficacy from existing, alternative therapies;

  the timing for the Products to complete clinical development and receive market approval;

  acceptance of the Products by patients, physicians and other health providers;

  our ability to monetize our technology;

  the selection of licensing partners for our technology with the necessary skills and resources to drive uptake;

  our marketing and selling efforts;

  our financial condition and results of operations;

  the ability to maintain a good relationship with regulatory authorities;

  the price of our future products, including in comparison to branded or generic competitors;

  whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans;

  acquisitions or consolidations within our industry, which may result in more formidable competitors;

  our ability to protect our intellectual property rights,

  our ability to attract, retain and motivate talented employees;

  our ability to cost-effectively manage and grow our operations; and

  our reputation and brand strength relative to that of our competitors.

Our future success will depend on our ability to continually enhance and develop the Products.

There is a broad pipeline of potential new therapies that may compete with the Products. The market is characterized by rapid technological change and the possibility of frequent new product introductions. Accordingly, our future success depends upon our ability to enhance the Products and to develop, introduce and sell the most accurate products at competitive prices. The development of new technologies and products involves time, substantial costs and risks. Our ability to successfully develop new technologies depends in large measure on our ability to maintain a technically skilled research and development staff and to adapt to technological changes and advances in the industry.

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

If we are unable to differentiate SkinJectTM from existing therapies for treatment of skin cancer or Teverelix from therapies for high cardiovascular risk advanced prostate cancer patients or from treatment of recurrent AUR ("AURr") episodes, or if the FDA or other applicable regulatory authorities approve generic products that compete with the Products, the ability to successfully commercialize the Products would be adversely affected.

It is possible that we will receive data from additional clinical trials in respect of either or both of SkinJectTM and Teverelix, or in a post marketing setting from physician and patient experiences with the commercial products, that does not continue to support such interpretations. It is also possible that the FDA, physicians and healthcare payers will not agree with our interpretation of existing and future clinical trial data. If we are unable to demonstrate the value of the Products based on clinical data, patient experience, as well as real world evidence, the opportunity for the Products to maintain premium pricing and be commercialized successfully would be adversely affected.

Additionally, the FDA or other applicable regulatory authorities may approve other generic products that could compete with the Products if we cannot adequately protect it with our patent portfolio. For example, in the United States, once an NDA is approved, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application ("ANDA"). The Federal Food, Drug, and Cosmetic Act (the "FDCA"), FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, conditions of use, or labeling as our product candidate and that the generic product is bioequivalent to us, meaning it is absorbed in the body at the same rate and to the same extent as the Products. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product is typically lost to the generic product. Accordingly, competition from generic equivalents to our products would materially adversely impact our ability to successfully commercialize the Products.

A variety of risks associated with potential international business relationships could materially adversely affect our business.

We may enter into agreements with third parties for the development and commercialization of the Products in international markets. If we do so, we would be subject to additional risks related to entering into international business relationships, including:

  differing regulatory requirements in other countries including, among others, marketing approval, pricing, reimbursement and sales and marketing practices;

  potentially reduced protection for intellectual property rights;

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

  economic weakness, including inflation, or political instability in foreign economies and markets;

  compliance with tax, employment, immigration and labor laws for employees traveling and working abroad;

  foreign taxes;

  foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other risks incident to doing business in another country;

  workforce uncertainty in countries where labor unrest is more common than the United States;

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

We may seek future partnerships, collaborations and other strategic transactions to maximize the commercial potential of the Products. We may enter into such arrangements on a selective basis depending on the merits of retaining commercialization rights for ourself as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies, both in the United States and internationally. We face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.

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

We have and may in the future acquire businesses or products, or form strategic alliances in the future, and we may not realize the benefits of such acquisitions or alliances.

We have, and in the future may, acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction. In addition, we may require significant additional funds to either acquire such businesses or products or to commercialize them, which may result in significant dilution to shareholders or the incurrence of significant indebtedness by us.

We do not have any customer commitments.

We may negotiate clinical and/or commercial supply agreements for the Products or product sub-components. At the time of this annual report, there are no commitments from customers for the Products. Because we do not have any contracts for the Products, management may not accurately predict future revenue streams and there may be no assurance that customers would continue to use our products, or that we would be able to replace departing potential customers with new potential customers that provide us with comparable revenue.

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

  develop support capacity for customers as sales increase; and

  build a channel network to create an expanding presence in the evolving marketplace for our products and services.

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

Manufacture and marketing of the Products is subject to government regulation. In most countries, we will be required to complete extensive non-clinical studies and clinical trials to demonstrate the safety and efficacy of the Products in order to apply for regulatory approval to market the product. Prior to marketing approval in the United States, required steps include non-clinical (animal and laboratory) testing; performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the Products in the intended target population; performance of a consistent and reproducible manufacturing process intended for commercial use; and successful filing and approval of an NDA. These processes are costly and the timeframe and success are uncertain and may be out of our control. We also have no control over the extent of approval, which can be restricted to specific jurisdictions and/or conditions on the product label and limit our revenues.

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

Even if we complete the necessary non-clinical studies and clinical trials, the marketing approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining approvals for the commercialization of the Products. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, the Products, and our ability to generate revenue will be materially impaired.

We rely on the protection of intellectual property rights.

Our commercial success depends to a significant degree upon our ability to develop new or improved technologies, instruments and products, and to obtain patents or other intellectual property rights or statutory protection for these technologies and products in Canada, the United States and other countries, such as the countries in the European Union and Asia. We intend to patent concepts, components, processes, industrial designs and methods, and other inventions and technologies that we consider having commercial value or that will likely give us a competitive advantage. Despite devoting resources to the research and development of proprietary technology, we may not be able to develop new technology that is patentable or protectable. Further, patents issued to us, if any, could be challenged, held invalid or unenforceable, or be circumvented and may not provide us with necessary or sufficient protection or a competitive advantage.

In addition, despite our efforts to protect and maintain our patents competitors and other third parties may be able to design around our patents, if so awarded, or develop products similar to our products that are not within the scope of such patents. Finally, patents provide certain statutory protection only for a limited period of time that varies depending on the jurisdiction and type of patent. The statutory protection term of our licensed SkinJectTM patents expire between 2030 and 2035 and the statutory term of Antev's issued U.S. patents expire in 2039 (between 2044 and 2045 with respect to certain pending patent applications that have yet to issue) and, thereafter, the underlying technology of such patents will be allowed to be used by any third party, including our competitors. Moreover, the inventions covered by patents may be free to be used in countries for which there is no patent protection. A number of our competitors and other third parties have been issued patents, or may have filed patent applications, or may obtain additional patents or other intellectual property rights for technologies similar to those that we have developed, used or commercialized, or may develop, use or commercialize, in the future. As certain patent applications in the United States and other countries are maintained in secrecy for a period of time after filing, and as publication or public awareness of new technologies often lags behind actual discoveries, we cannot be certain that we have been the first to develop the technology covered by our pending patent applications. In addition, the disclosure in our patent applications, including in respect of the utility of our claimed inventions, may not be sufficient to meet the statutory requirements for patentability in all cases. As a result, we can provide no assurance that our patent applications will result in valid or enforceable patents.

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

  we may not develop additional proprietary technologies that are patentable;

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

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our technology and products..

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining, defending, maintaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, and may diminish our ability to protect our inventions, obtain, maintain, enforce and protect our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our future owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the "AIA"), could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our future issued patents. On September 16, 2011, the AIA was signed into law. The AIA includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the AIA, the United States transitioned in March 2013 to a "first to file" system in which the first inventor to file a patent application will be entitled to the patent. The AIA also includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, re-define prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the U.S. Patent and Trademark Office ("USPTO") during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, PGR, IPR and derivation proceedings.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our or our licensors' ability to obtain new patents and patents that we or our licensors might obtain in the future. We cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar adverse change in the patent laws of other jurisdictions could also adversely affect our business, financial condition, results of operations and prospects.

Further, the AIA also includes significant changes in the way patent applications will be prosecuted and may also affect patent litigation. These include allowing third parties to submit prior art during patent prosecution by the USPTO, and additional procedures to attack the validity of a patent in post-grant proceedings including opposition, derivation, re-examination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

Patent reform legislation in the United States, including the AIA, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The AIA was signed into law on September 16, 2011, and includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third -party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 15, 2013, under the AIA, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications, our ability to obtain future patents, and the enforcement or defense of our issued patents, all of which could harm our business, financial condition, results of operations and prospects.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. The statutory protection term of patents of our licensed SkinJectTM patents expire between 2030 and 2035 and the statutory term of Antev's issued U.S. patents expire in 2039 (between 2044 and 2045 with respect to certain pending patent applications that have yet to issue) and, thereafter, the underlying technology of such patents will be allowed to be used by any third party, including our competitors. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced, which will significantly impact European patents, including those granted before the introduction of the system. Under the unitary patent system, after a European patent is granted, the patent proprietor can request unitary effect, thereby getting a European patent with unitary Effect (the "Unitary Patent"). Each Unitary Patent is subject to the jurisdiction of the Unitary Patent Court (the "UPC"). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the new unitary patent system.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedurals, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in unenforceability, invalidity, abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in unenforceability, invalidity, abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or any future licensors fail to maintain the patents and patent applications covering the Products, our competitive position would be adversely affected.

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

  adversely affect our reputation with customers;

  be time-consuming and expensive to evaluate and defend;

  cause product shipment delays or stoppages; divert management's attention and resources;

  subject us to significant liabilities and damages;

  require us to enter into royalty or licensing agreements; or

  require us to cease certain activities, including the sale of products.

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

Our general liability insurance expires in October 2026. There can be no assurance that we will be able to renew our liability insurance on favorable terms or at all.

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

In addition to seeking patents for our product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Trade secrets are difficult to protect, and we have limited control over the protection of trade secrets used by our collaborators and suppliers. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may unintentionally or willfully breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. We would expect any trade secret dispute to be governed by federal law, and the Defend Trade Secrets Act ("DTSA") of 2016. However, in the event we are not able to utilize the DTSA, we would then be limited to resolving such a dispute in state court. State trade secret laws in the United States vary, and state courts are sometimes less willing to protect trade secrets. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

The increasing use of artificial intelligence ("AI") and machine learning in drug discovery and development introduces new and evolving risks that could harm our business and competitive position.

The increasing use of AI and machine learning in drug discovery and development introduces new and evolving risks related to ownership, inventorship, and protection of intellectual property generated by or with the assistance of AI technologies. Regulatory and legal frameworks governing AI-generated inventions are still developing and may create uncertainty regarding our ability to secure and enforce rights in such inventions.

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

If product liability lawsuits are brought against us then we may incur substantial liabilities and may be required to limit commercialization of the Products, if approved, and any other future products.

We face a potential risk of product liability as a result of distribution of our product candidate for testing and commercialization of the Products. For example, we may face claims if use of the Products allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in product quality, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourself against product liability claims, we may incur substantial liabilities or be required to limit commercialization of the product subject to such claims. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

  decreased demand for current and future products;

  injury to our reputation;

  costs to defend any related litigation;

  diversion of management's time and our resources;

  product recalls, withdrawals or labeling, marketing or promotional restrictions;

  loss of revenue;

  inability to commercialize the Products and other products, if approved;

  decline in our share price; and

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

We are subject to taxation risks and changing rules by different tax authorities or challenges to our tax positions.

We are subject to taxation in the United States, Canada and other jurisdictions in which we operate. Our future income tax obligations could be affected by changes in, or interpretations of, tax laws in the United States, Canada or in other jurisdictions. Changes in tax laws or regulations may be enacted that could significantly affect our overall tax liabilities and our effective tax rate. In addition, tax authorities could interpret or issue guidance on how provisions of certain tax laws and regulations will be applied or otherwise administered that is different from our interpretation, and we may be required to make adjustments to amounts that we have recorded that may adversely affect our results of operations and financial condition. Our tax reporting positions may be challenged by relevant tax authorities, and we might incur significant expense in our efforts to defend those challenges, and we might be unsuccessful in those efforts. Developments in examinations and challenges might materially change our provision for taxes in the affected periods and might differ materially from our historical tax accruals. Any of these risks might have a materially adverse impact on our business operations, our cash flows, and our financial position or results of operations.

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

In addition, if the Company pays dividends to a non-U.S. shareholder, it will be required to withhold U.S. income tax at the rate of 30%, or such lower rate as may be provided in an applicable income tax treaty. Each investor is urged to consult its own tax adviser regarding the U.S. federal income tax position of the Company and the tax consequences of holding our securities.

Our ability to use our net operating losses and certain other attributes may be subject to certain limitations.

Under Section 382 and Section 383 of the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating losses ("NOLs") and other tax attributes, including research and development tax credits, to offset its post-change income or taxes may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5% shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. If we have undergone previous ownership changes, or if we undergo an ownership change in the future, including as a result of this offering, our ability to use NOLs and other tax attributes to reduce future taxable income may be subject to substantial restrictions.

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

Risks Related to Marketing, Reimbursement, Healthcare Regulations and Ongoing Regulatory Compliance

Coverage and reimbursement may be limited or unavailable in certain market segments for the Products, which could make it difficult for us to sell the Products profitably.

The success of the Products, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors, including government agencies. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. Coverage may be more limited than the purposes for which a therapeutic is approved by the FDA or comparable regulatory authorities in other jurisdictions.

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

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services ("CMS"), an agency within the United States

Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors often follow CMS' coverage decisions. Other jurisdictions have agencies, such as the National Institute for Health and Care Excellence in the United Kingdom, that evaluate the use and cost effectiveness of therapies, which impact the utilization and price of the medicine in such jurisdiction.

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

Medicus intends to seek approval to market the Products in different jurisdictions, which could include Canada and other selected foreign jurisdictions in addition to the United States. If Medicus obtains approval in any of these jurisdictions for the Products, Medicus will be subject to rules and regulations in those jurisdictions. Market acceptance and sales of the Products will depend significantly on the availability of adequate coverage and reimbursement from third party payors for the Products and may be affected by existing and future health care reform measures.

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

In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative initiatives and regulatory changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively, the "ACA") was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, expands the types of entities eligible for the 340B drug discount program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; established annual fees and taxes on manufacturers of certain branded prescription drugs; and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, effective as of January 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions are suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the BBA, among other things, amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount (from 50% under the ACA to 70%) that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole."

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration's budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent "principles" for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out of pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule that would allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS' policy change that was effective January 1, 2019. While there had been some questions about the Trump Administration's position on the program for negotiating Medicare drug prices, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The effects of the IRA on our business is not yet known.

Several regulations have also been proposed partly in response to several executive orders issued by President Trump related to prescription drug pricing that seek to implement several of the administration's proposals. For example, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The Interim Final Rule has not been finalized and is subject to revision and challenge. Additionally, on November 20, 2020, HHS finalized a regulation removing the safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Government actions to impose most-favored-nation drug pricing could materially reduce our product revenues and profit margins and subject us to significant regulatory uncertainty.  On May 12, 2025, President Trump signed an Executive Order titled "Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients" (the "MFN EO"). The MFN EO directs multiple federal agencies, including the HHS, to take specific actions aimed at compelling drug manufacturers to lower drug prices in the United States in a manner comparable with other developed nations. The MFN EO states that the United States has less than five percent of the world's population yet funds approximately three quarters of global pharmaceutical profits. The Trump administration asserts that drug manufacturers deeply discount their products to access foreign markets while subsidizing those discounts through higher prices charged in the United States. The MFN EO declares that Americans should not be forced to subsidize low-cost prescription drugs in other developed countries and must have access to the "most-favored-nation price" for pharmaceutical products. Federal agencies are also developing and proposing new drug pricing and payment pilot programs based on international pricing metrics under Medicare Parts B and D as well as Medicaid. If we are required to reduce prices to MFN levels, whether through voluntary agreement, regulatory mandate, or other government action, our product revenues and profit margins could be materially and adversely affected, particularly with respect to our single-source products that do not currently face generic or biosimilar competition. Compliance with direct-to-consumer distribution requirements, such as participation in TrumpRx.gov, a website sponsored by the federal government that is anticipated to offer pharmaceuticals direct-to-consumer channels may also require significant operational changes and investments. We cannot predict the ultimate scope, timing, or impact of the MFN EO or related government actions, and such actions could have a material adverse effect on our business, financial condition, and results of operations. While some of these and other measures may require additional authorization to become effective, and the Trump administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions on coverage or access could harm our business, results of operations, financial condition and prospects. In January 2024, the FDA authorized Florida's Agency for Health Care Administration's drug importation program, which is the first step toward Florida facilitating importation of certain prescription drugs from Canada. Authorization of other state programs may follow as other states have submitted importation program proposals. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for the Products or put pressure on product pricing.

It is expected that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the extent to which state and federal governments cover particular healthcare products and services and could limit the amounts that the federal and state governments will pay for healthcare products and services. This could result in reduced demand for the Products or could result in additional pricing pressures.

Other government regulations, including general budget control measures, actions may affect prices or payments for prescription drugs. For example, new or increased tariffs implemented under the Trump administration, including the implementation of a recently announced tariff on branded or patented drugs for manufacturers that do not invest in manufacturing plants in the United States or reach a drug pricing agreement with the Trump administration, could adversely affect the ability of pharmaceutical companies to realize an adequate return on sales of products imported from abroad or manufactured using materials or products imported from abroad. The timeline for implementing such tariff on branded or patented drugs has not been finalized. As another example, the Budget Control Act resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect into 2032 unless additional Congressional action is taken.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies' interpretation of statutes that are silent or ambiguous, including the FDA and CMS. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, this decision may result in more companies bringing lawsuits against the regulatory agencies to challenge current regulations and longstanding decisions and policies of the FDA or CMS, which could lead to uncertainties in the industry. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, CMS, or other regulatory agencies, or the nature or extent of government regulation that may arise from future legislation or administrative action.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, the Products may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

We are currently operating in a period of global economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability. Changes and instability in global economic conditions and geopolitical matters could have a material adverse effect on our business, financial condition and results of operations.

The United States and global markets are experiencing and may in the future experience volatility and disruption, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation and interest rates, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of geopolitical conflicts, including in Russia and Ukraine, the Middle East and other areas, terrorism or other events. Sanctions and enhanced export controls imposed by the United States and other countries focusing on national security-related technologies, including biotechnology, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

Changes in regulations and policies in the United States and the resulting political and economic uncertainty in the United States may also impact us, the financial markets and the global economy. The U.S. has imposed increased tariffs on certain countries, focusing on those with which it has the largest trade deficits. Other countries have responded, and may continue to respond, by announcing retaliatory tariffs on U.S. imports. The tariff have disrupted, and may continue to, disrupt the global markets and escalate tensions between the U.S. and other countries. The extent of the impact that such tariffs, trade policies, or new legislation or regulations will have on our business specifically, or on the U.S. market and global economy generally, are uncertain and in the long term, unpredictable, and could adversely affect our business, financial condition, and results of operations. In addition, the increased tariffs could impact our ability to commercialize future drug candidates for the U.S. market, which is relevant to our ability to generate future revenues from these activities. As a result, the continued impact of these tariffs may impair our plans for further product development in the U.S. market as well as our ability to generate revenues.

The United States may also enact other regulations or policies that affect trade with China or otherwise impact the pharmaceutical industry by restricting U.S. pharmaceutical companies from contracting with certain countries for the development, research or manufacturing of pharmaceutical products. In April 2025, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry. Further, executive orders were signed to implement Most Favored Nation drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. Investigations are being conducted to examine price differentials and consider policy approaches for implementation, including through administrative action. If such Most Favored Nation policies are implemented, changes to drug pricing are expected to affect the profitability of pharmaceutical and biotech companies in the U.S. as well as in other countries, as a price constrained market. The details of the proposed policies are unclear, and the final terms and impact remain uncertain, and may pose long-term risks to our business.

Any executive order, legislative action or potential sanctions on certain countries could materially impact our current manufacturing partners. In addition, natural and man-made disasters and global health emergencies, including pandemics and epidemics, may also adversely affect the financial markets and the global economy and result in significant business disruption.

The volatile business environment or continued unpredictable and unstable market conditions may result in further deterioration of the equity and credit markets, significant volatility in commodity prices, as well as supply chain interruptions and result in an economic downturn, which would make any equity or debt financing more difficult, costly and dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, limit, reduce, or terminate our product development or future commercialization efforts.

Although our business has not been materially impacted by the tariffs adopted to date or adverse effects of geopolitical events, natural or man-made disasters or other business disruptions to date, such matters may affect our business in the future and it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of such adverse geopolitical events, natural or man-made disasters or other business disruptions and actual or perceived political or economic instability and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

Risks Relating to Our Securities

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

Due to the relatively small size of our public float, our securities may experience extreme price volatility unrelated to our actual or expected operating performance, financial condition, or prospects, making it difficult for prospective investors to assess the rapidly changing value of our securities.

In addition to the risks described elsewhere in this annual report, we may be subject to extreme volatility that is unrelated to the underlying performance of our business. We have a relatively small public float due to the ownership percentage of our executive officers, directors and significant shareholders. As a relatively small-capitalization company with a relatively small public float, we may experience greater share price volatility, extreme price run-ups, lower trading volume, and less liquidity than large-capitalization companies. In particular, our securities may be subject to rapid and substantial price volatility, low volumes of trades, and large spreads in bid and ask prices. For example, since our initial public offering in November 2024 and as of March 17, 2026, our common shares have traded at a range with a high price of $8.94 on May 20, 2025 and a low price of $0.37 on March 6, 2026. Such volatility, including any stock run-up, may be unrelated to our actual or expected operating performance, financial condition, or prospects, making it difficult for prospective investors to assess the rapidly changing value of our securities.

In addition, if the trading volumes of our securities are low, persons buying or selling in relatively small quantities may easily influence prices of our securities. This low volume of trades could also cause the price of our securities to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our securities may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our securities. As a result of this volatility, investors may experience losses on their investment in our securities. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future. No assurance can be given that an active market in our securities will be sustained. If an active market in our securities is not sustained, holders of our securities may be unable to readily sell the securities they hold or may not be able to sell their securities at all.

Sales of a significant number of our common shares in the public markets, or the perception that such sales could occur, could depress the market price of our common shares.

Pursuant to a standby equity purchase agreement dated February 10, 2025 (the "SEPA") with YA II PN, Ltd. ("Yorkville"), Yorkville may sell up to $15 million of our common shares. In addition, our at-the-market offering ("ATM") provides that we may sell up to $15.3 million of our common shares and we also have registration statement filed for the resale of approximately 4.0 common shares underlying the private warrants (the "Private Warrants"). Further, subject to compliance with applicable securities laws, our officers, directors and significant shareholders may sell some or all of their common shares in the future. Sales of a substantial number of our common shares in the public markets, or the perception that such sales may occur, could depress the market price of our common shares and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common shares would have on the market price of our common shares.

We will need to raise additional financing in the future and our shareholders may experience substantial dilution in the value of their investment if we issue additional common shares.

To raise additional capital, we may in the future sell additional common shares or other securities convertible into or exchangeable for our common shares at prices that are lower than the prices paid by existing shareholders, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders, which could result in substantial dilution to the interests of existing shareholders. In addition, to the extent that outstanding warrants or options are exercised, new options or other equity awards are issued under our equity incentive plan, or we issue additional shares in the future, including pursuant to our SEPA and our ATM, shareholders may experience further dilution.

We have in the past, and may in the future, issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common shares as to distributions and in liquidation, which could negatively affect the value of our common shares.

We have in the past, and may in the future as well,  attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, guarantees, preferred shares, hybrid securities, or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive distributions of our available assets before distributions to the holders of our common shares. Because our decision to incur debt and issue securities in future offerings may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

If our common shares are delisted, market liquidity for our common shares could be severely affected and our shareholders' ability to sell their our common shares could be limited. A delisting of our common shares from Nasdaq would negatively affect the value of our common shares. A delisting of our common shares could also adversely affect our ability to obtain financing for our operations and could result in the loss of confidence in our Company.

We have no history of paying, and do not intend to pay, dividends on our common shares, so any returns will be substantially limited to the value of our common shares.

To date, we have not paid any dividends on our outstanding common shares. We currently intend to retain future earnings to finance the operation, development and expansion of our business. We do not anticipate paying cash dividends on our common shares in the foreseeable future. Any decision to pay dividends on our shares will be made at the discretion of our board of directors and will depend on our earnings, financial requirements and other conditions existing at such time. In addition, our ability to pay dividends is, and may in the future be, limited by our indebtedness and by covenants of any current or future indebtedness we incur. As a result, you may not receive any return on an investment in our common shares unless you sell our common shares for a price greater than that which you paid for it. See "Item 5. Dividends."

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

Our management team may not continue to successfully or effectively manage our recent transition to a U.S. public company that is subject to significant regulatory oversight and reporting obligations under U.S. and Canadian securities laws. Our limited experience in dealing with the increasingly complex laws pertaining to U.S. and Canadian public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the post-combination company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States and Canada.

As a public company listed on Nasdaq, the Sarbanes-Oxley Act requires, among other things that we assess the effectiveness of our internal control over financial reporting at the end of each fiscal year. We have started and continue the process of designing, implementing and testing our internal control over financial reporting required to comply with Section 404(a) of the Sarbanes-Oxley Act. This process is time-consuming, costly and complicated. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us as a public company listed on Nasdaq. If we fail to maintain internal control over financial reporting adequate to meet the demands that will be placed upon us as a public company listed in the United States, our business and reputation may be harmed, the accuracy and timeliness of our financial reporting may be adversely affected, and the price of our shares may decline.

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

If we are unable for any reason to meet the continued listing requirements of Nasdaq, such action or inaction could result in a delisting of our common shares and our Public Warrants, as applicable.

If we fail to satisfy the continued listing requirements of Nasdaq (for example, Nasdaq corporate governance requirements or the minimum closing bid price requirement), such exchanges may take steps to delist our common shares and our Public Warrants, as applicable. Such a delisting would likely have a negative effect on the price of our common shares and our Public Warrants and would impair your ability to sell or purchase our common shares and our Public Warrants, as applicable, when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common shares and our Public Warrants, as applicable, to become listed again, stabilize the market price or improve the liquidity of our common shares and our Public Warrants, as applicable, prevent such securities from dropping below any minimum bid price requirement or prevent future non-compliance with Nasdaq's listing requirements.

There is a risk that we will fail to maintain an effective system of internal controls and our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.

As a U.S. public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC and Canadian securities regulators, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Prior to the closing of our initial public offering in the United States, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

If we do not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and we could be subject to sanctions or investigations by Nasdaq, the SEC, Canadian securities regulators or other regulatory authorities.

We have identified material weaknesses in our internal controls over financial reporting in the past. Although all previously identified material weaknesses have been remediated, if we identify future material weaknesses in our internal controls and if any material weaknesses identified are not adequately remediated, our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our securities. In addition, investors' perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements may materially adversely affect the price of our securities, which in turn could make it more difficult for us to obtain financing on favorable terms or at all.

We have and will continue to incur increased costs as a result of our operation as a dual U.S.-Canadian reporting company, and our management will be required to devote substantial time and resources to employing new compliance initiatives in order to comport with the regulatory requirements applicable to public companies.

In connection with becoming a public company in the United States in November 2024 , we have and will continue to incur significant legal, accounting and other expenses that we did not previously incur. As a U.S. public company, domiciled in Ontario, Canada, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC, Canadian securities regulators and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We are a biotech/life sciences company focused on accelerating the clinical development programs of novel and disruptive therapeutic assets. We current do not sell any products or maintain any customer lists and have exposure to cybersecurity risks commensurate with the small size of our company and the nature of our operations, which we believe at this time is limited. Assessment, identification and management of cybersecurity related risks are integrated into our overall risk management process.  Our risk management process is designed to identify, prioritize, and monitor risks that could affect our ability to execute our corporate strategy and fulfill our business objectives and to appropriately mitigate such risks. We believe we appropriately assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. As our company grows, we plan to expand our strategy for cybersecurity in accordance with nationally accepted standards. As of the date of this annual report we do not currently engage assessors, consultants, auditors, or other third parties in connection with cybersecurity processes or have processes to oversee and identify such risks from third-party service providers.

Governance

Management is responsible for the day-to-day management of the risks we face, while our board of directors has responsibility for the oversight of risk management, including risks from cybersecurity threats. Our audit and risk assessment committee is responsible for overseeing the Company's risk management policies and procedures with regard to identification of the Company's principal risks and implementation of appropriate systems to manage such risks.

As of the date of this annual report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the business strategy, results of operations or financial condition of the Company. However, there is no guarantee that we will not be subject to future threats or incidents.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our common shares and Public Warrants are traded on the Nasdaq under the symbols "MDCX" and "MDCXW", respectively.

Holders

As of March 17, 2026, there were approximately 189 record holders of our common shares and one holder of record of our Public Warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Equity Incentive Plans

Information relating to the Company's equity incentive plan will be included in the proxy statement for our 2026 Annual Meeting of Shareholders and is hereby incorporated by reference in this Annual Report on Form 10-K, unless the Proxy Statement is not filed prior to 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in which case the information relating to this item will be filed by amendment to this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

We have not issued or sold securities without registration under the Securities Act in the prior three years  and required to reported hereunder other than has been previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except for 1,000,000 common shares sold to Yorkville pursuant to the SEPA on March 11, 2026 for gross proceeds to the Company of $477,300. On November 13, 2024, our Registration Statement on Form F-1 (SEC File No. 333-279771), for the initial public offering (the "IPO") of 970,000 units (each, a "Unit") at a price of $4.125 per Unit, each Unit consisting of one common share and one Public Warrant, was declared effective by the SEC. On November 14, 2024, the underwriter partially exercised its overallotment option and purchased an additional 145,500 Public Warrants at $0.01 per Public Warrant for additional gross proceeds of $1,455. In the aggregate, the IPO generated approximately $1.88 million in net proceeds for the Company, which amount is net of approximately $0.42 million in underwriters' discounts and commissions and offering costs of approximately $1.7 million. Maxim Group LLC acted as the sole book-running manager for the offering and Brookline Capital Markets, a division of Arcadia Securities, LLC, acted as co-manager. There has been no material change in the use of proceeds described in the final prospectus for the IPO.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in "Risk Factors" in Part I, Item 1A in this Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. These forward-looking statements are made as of the date of this annual report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law. All amounts are expressed in United States dollars unless otherwise stated. This discussion should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 2025 and 2024.

Company Overview

The Company is a clinical stage, multi-strategy biotech/life sciences company focused on investing in and accelerating clinical development programs of novel and potentially disruptive therapeutic assets. The Company looks into opportunities across all therapeutics areas where an unmet need exists for improved patient safety and efficacy. The Company is opportunistically exploring to expand its drug development pipeline through qualified and accretive acquisitions and partnerships.

The Company has two wholly owned subsidiaries, Medicus Pharma Inc., a company incorporated in the state of Delaware on October 12, 2023, and SkinJect. The Company also has one non-wholly owned subsidiary, Antev, of which it owns 98.6% of the issued and outstanding shares.

SkinJect is focused on the development of a novel "innovation combination product", as an investigational new drug, using uniquely designed, patent protected dissolvable microneedle arrays ("C-MNAs") and doxorubicin containing dissolvable microneedle arrays ("D-MNAs") for the treatment of certain skin cancers. To that end, the Company licensed certain technology co-developed by the University of Pittsburgh and Carnegie Mellon University. The Company established and validated fabrication processes relative to the C-MNAs and D-MNAs, completed pre-clinical testing and secured approval to proceed with clinical trials activity from the FDA.

The Company then completed a dose escalation study ("SKNJCT-001") that assessed the safety of D-MNA patch in patients with BCC. There were no serious systemic or local adverse events nor any demonstrated alterations in any clinical measurements during the trial. The conclusion of the study was that D-MNA patch was well tolerated with no evidence of dose limiting toxicity.

The Company had initiated a clinical study ("SKNJCT-002") aimed at evaluating clinical efficacy. The first part involved the enrollment of 15 healthy volunteers and was designed to study the penetration of device only-containing Dynamic Mechanical Allodynia patches at five different anatomic locations. After the first seven health volunteers were enrolled, due to the variability of array application observed by the investigator, SkinJect made the decision to pause the trial. The study was never resumed, and it was ultimately closed without further enrollment. There were no adverse events reported in the enrolled subjects.

In January 2024, the Company submitted the clinical design for a randomized, double-blinded, three arm study evaluating two dose levels of microneedle-mediated delivery of doxorubicin (D-MNA) compared with a device-only control (C-MNA) in patients with nodular type of basal cell carcinoma (nBCC). It was a multi-center study ("SKNJCT-003") enrolling up to 60 subjects presenting with nodular type of BCC of the skin. The FDA responded in March 2024 and requested additional clinical information. A final protocol was submitted to the FDA in July 2024, which included the information requested by the FDA, along with updated CMC, stability and sterility data. On July 31, 2024, the FDA responded to the latest submission and requested certain additional information and clarification. The Company responded to the FDA on August 2, 2024 and commenced patient recruitment on August 27, 2024.

The SKNJCT-003 Phase 2 clinical study is currently underway in nine clinical sites across United States. In March 2025, the Company announced a positively trending interim analysis for SKNJCT-003 demonstrating more than 60% clinical clearance. The interim analysis was conducted after more than 50% of the then-targeted 60 patients in the study were randomized. The findings of the interim analysis were preliminary and may or may not correlate with the findings of the study once completed. In April 2025, the investigational review board increased the number of participants in SKNJCT-003 to 90 subjects. The Company also announced expanding clinical trial sites in Europe. In December 2025, the Company announced it has successfully completed enrolment of 90 patients in the United States.

In May 2025, the Company received notice that a study may proceed with approval from United Arab Emirates (UAE) Department of Health (DOH) to commence clinical study (SKNJCT-004) to non-invasively treat BCC of the skin. The study is expected to randomize 36 patients in four clinical sites in the UAE. Cleveland Clinic Abu Dhabi is the principal investigator, along with Sheikh Shakbout Medical City, Burjeel Medical City, and American Hospital of Dubai. Insights Research Organization and Solutions (IROS), a UAE-based contract research organization that is an M42 portfolio company, is coordinating the clinical study for the Company. In October 2025, the Company announced the enrollment of the first patient in its SKNJCT-004 Phase 2 clinical study.

In June 2025, the Company entered into a definitive agreement to acquire Antev Limited, a UK-based clinical biotech company developing Teverelix, a next-generation GnRH antagonist, as first in market product for cardiovascular high-risk prostate cancer patients and patients with first acute urinary retention episodes due to enlarged prostate. Subsequently, in August 2025, the Company completed the acquisition of Antev and acquired 98.6% of the issued and outstanding shares of Antev for aggregate consideration consisting of approximately $2.97 million in cash and 1,603,164 common shares of the Company.

In July 2025, the Company submitted a comprehensive package to the FDA seeking a Type C meeting. In August 2025, the Company announced that the FDA accepted the Company's Type C Meeting request to formally discuss the D-MNA product development and gain further alignment on the clinical pathway. In September 2025, the FDA provided written responses to the Company's queries, and agreed that the Company can rely on the 505(b)(2) regulatory pathway to treat BCC using D-MNA.

In August 2025, the Company announced its entry into a non-binding memorandum of understanding ("MoU") with Helix Nanotechnologies, Inc., a Boston-based biotech company focused on developing a proprietary advanced mRNA platform, in respect of their mutual interest in the development or commercial arrangement contemplated by the MoU.

On October 22, 2025, the Company announced the enrollment of the first patient in the SKNJCT-004 phase 2 clinical study, to non-invasively treat basal cell carcinoma ("BCC") of the skin. On October 29, 2025, the Company announced a strategic collaboration with the Gorlin Syndrome Alliance to advance compassionate access to SkinJect™ for patients suffering from Gorlin Syndrome (nevoid basal cell carcinoma syndrome). Under the collaboration, the parties intend to pursue an Expanded Access IND program with the FDA to allow physician-supervised access for patients with multiple, recurrent, or inoperable BCCs.

In November 2025, the Company announced that it received full regulatory and ethical approvals in the United Kingdom to expand its ongoing Phase 2 clinical study (SKNJCT-003) evaluating D-MNA for the non-invasive treatment of BCC and announced that it submitted an application for an FDA Commissioner's National Priority Voucher in connection with SKNJCT-003.

On December 15, 2025, the Company announced that its Phase 2 clinical study (SKNJCT-003) evaluating safety and efficacy of D-MNA and C-MNA to non-invasively treat nodular BCC of the skin, has successfully completed enrolment of ninety (90) patients in the United States.

On December 22, 2025, the Company announced that it has entered into a non-binding letter of intent with Reliant AI Inc., a decision-intelligence company for the life sciences, specializing in generative AI, to collaborate on the development of an artificial-intelligence-powered data analytics platform designed to support clinical trial execution through data-driven insights.

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

Initial Public Offering

On November 14, 2024, the Company completed its initial public offering with the sale of 970,000 Units at the price of $4.125 per Unit, with each Unit (the "Unit") consisting of one common share and one Public Warrant. The Public Warrants expire five years from their date of issuance on November 15, 2029. In addition, the underwriters exercised an option to purchase 145,500 Public Warrants (the "Overallotment Warrants") at a price of $0.01 per warrant.

Total gross proceeds from our initial public offering were $4.0 million, including the proceeds from the Overallotment Warrants. The Company incurred total issuance costs of $2.1 million, including underwriter fees, and legal and other professional fees incurred directly related to the issuance. As of December 31, 2025, 129,905 Warrants issued as part of the IPO have been exercised for cash for proceeds to the Company of $602,756 during the year ended December 31, 2025.

Regulation A Offering

On March 10, 2025, the Company completed an offering (the "Regulation A Offering") of 1,490,000 units at $2.80 per unit pursuant to Tier II of Regulation A under the Securities Act, with each unit consisting of one common share and one warrant (each, a "Regulation A Warrant"). The Regulation A Warrants have an exercise price of $2.80 and expire on March 10, 2030. The aggregate gross proceeds to the Company from the Regulation A Offering were $4.2 million. As of December 31, 2025, 1,473,800 of the 1,490,000 Regulation A Warrants have been exercised for cash, for proceeds to the Company of $4,126,639 during the year ended December 31, 2025.

Debentures

On May 2, 2025, the Company entered into a securities purchase agreement with YA II PN, Ltd. ("Yorkville"), under which the Company has issued and sold three debentures (the "Initial Debentures") to Yorkville in an aggregate principal amount totaling $5,000,000. The Initial Debentures were issued at a discounted price of 90% for proceeds to the Company of $4,500,000. Interest accrued on the outstanding principal amount of each Initial Debentures at an annual rate of 8%, subject to a potential increase to 18% per annum upon the occurrence of certain events of default. The Initial Debentures had a maturity date of February 2, 2026.

On September 17, 2025, the Company entered into securities purchase agreement with Yorkville to issue a new debenture (the "Debenture") with the principal amount of $8,000,000 issued at a discount of $633,707 for proceeds of approximately $7,366,293. Interest will accrue on the outstanding principal amount of the Debenture at an annual rate of 8%, subject to a potential increase to 18% per annum upon the occurrence of certain events of default. The Debenture will mature on September 17, 2026 and will be partially repaid using proceeds from the SEPA (as defined below).

June 2025 Public Offering

On June 2, 2025, the Company closed a public offering with gross proceeds of $7.0 million (the "June 2025 Public Offering"). The Company issued 2,260,000 units at a price of $3.10 per unit. Each unit consisted of one common share of the Company and one warrant to purchase one common share (the "June 2030 Warrants"). The June 2030 Warrants have an exercise price of $3.10 per share and will expire on June 2, 2030. As of December 31, 2025, no June 2030 Warrants have been exercised.

The Company incurred equity issuance costs of $809,606 related to this transaction during the period ended December 31, 2025.

Warrant Inducement

On July 14, 2025, the Company entered into a warrant inducement agreement (the "Warrant Inducement Agreement") with an institutional investor, pursuant to which the investor agreed to exercise existing Regulation A Warrants to purchase up to 1,340,000 of the Company's common shares issued on March 10, 2025 and with an exercise price of $2.80 per Common Share, in consideration for receiving the 2,680,000 Series A and B Warrants with an exercise price of $3.75. In accordance with the Warrant Inducement Agreement, the investor exercised its existing warrants for cash, for gross proceeds of $3.8 million to the Company.

On December 5, 2025, the Company entered into a warrant inducement agreement with an institutional investor (the "Second Warrant Inducement Agreement"), pursuant to which the investor agreed to exercise existing  Series A and B Warrants to purchase up to 2,680,000 of the Company's common shares issued on July 14, 2025 with an amended exercise price of $1.92 per Common Share, in consideration for receiving 4,020,000 Series C and D Warrants with an exercise price of $2.00. In accordance with the Second Warrant Inducement Agreement, the investor exercised its existing warrants for cash, for gross proceeds of approximately $5.1 million to the Company.

At-The-Market Program

On December 29, 2025, we entered into an equity distribution agreement (the "Equity Distribution Agreement") with Maxim Group LLC and Yorkville Securities, LLC, an affiliate of Yorkville as agents, whereby the agents may sell up to $15.3 million of our common shares as part of an at-the-market program (the "ATM").

Results of Operations

The following table outlines our statements of loss and comprehensive loss for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Operating expenses:

General and administrative	$17,920,391	$7,653,116
Research and development	7,721,436	3,527,786
In-process research and development (IPR&D) - Teverelix	8,717,475	-
Total operating expenses	34,359,302	11,180,902

Loss from operations	(34,359,302)	(11,180,902)
Other income (expense)
Interest income (expense)	(197,382)	25,386
Loss on SEPA settlements	(278,854)	-
Change in fair value of debentures	(583,823)	-
Loss on extinguishment of debentures	(25,000)	-
Total other income (expense)	(1,085,059)	25,386
Net loss for the year	(35,444,361)	(11,155,516)
Net loss per common share (basic and diluted)	(2.74)	(1.16)

General and administrative

General and administrative expenses increased by 10,267,275 or 134.2% for the year ended December 31, 2025, compared to the equivalent periods in the prior year. This increase was primarily due to salaries and wages with increased headcount at board and management level and fees. General and administrative expenses primarily include professional fees, consulting fees, salaries, wages and benefits, general office, insurance, administration expenditures, costs related to business development and investor relations, public relations, market awareness, advocacy and stock-based compensation associated with maintaining investor  relations, public relations, market awareness, advocacy, director and officer insurance and compliance with applicable securities law requirements. In addition, there are additional costs, recurring and non-recurring, associated with increased regulatory requirements following the Company's initial public offering, transition to U.S domestic issuer status, multiple financing transactions and the Antev acquisition.

Research and development ("R&D")

Research and development costs include costs incurred under agreements with third-party contract research organizations, contract manufacturing organizations and other third parties that conduct preclinical and clinical activities on our behalf and manufacture our product candidates, and other costs associated with our R&D programs, including laboratory materials and supplies.

R&D expenses increased by $4,193,650 or 118.9% for the year ended December 31, 2025, compared to the equivalent periods in the prior year. This increase is primarily due to costs incurred related to SKNJCT-003, SKNJCT-004 and Teverelix, which had increased clinical trial activity in the current year.

We expect our R&D expenses to increase substantially for the foreseeable future as we continue with the study and trials of Skinject and Teverelix.

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

Other income (expense)

Other income (expense) for the year ended December 31, 2025, was an expense of $1,085,059 compared to an income of $25,386 for the year ended December 31, 2024. Other expense for the year ended December 31, 2025, is primarily related to interest expense of $197,382, loss of SEPA settlements of $278,854, change in fair value of debentures of $583,823 and loss on extinguishment of debentures of $25,000. Other income for the year ended December 31, 2024, is primarily related to interest income earned on short-term money market investments of $104,411, offset by interest expense of $79,025 on convertible notes.

Liquidity and Capital Resources

We are a clinical stage development company, and we currently do not earn any revenues from our drug development programs and are therefore considered to be in the R&D stage. As required, the Company will continue to finance its operations through the sale of equity or pursue non-dilutive funding sources available to the Company in the future. The continuation of our R&D activities is dependent on our ability to obtain financing.

The financial statements and this MD&A have been prepared on the basis of accounting principles applicable to a going concern, which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. In addition to the ATM, SEPA and Debenture (as defined below), management believes that the Company has access to additional capital resources through public and/or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, it is possible that the Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. Further, the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders.  If the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays or entirely prevent the Company’s continued efforts to progress its research and development program, pursue product portfolio expansion or commercialize its current or future products, each of which is critical to the realization of the Company's business plan and its future operations. This uncertainty, along with the Company’s history of losses, indicates that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements and this MD&A do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

The Company is subject to risks associated with any specialty biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company's research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable.

As of December 31, 2025, the Company had cash and cash equivalents of $8,705,218 compared to cash and cash equivalents of $4,164,323 as of December 31, 2024. During the year ended December 31, 2025, the Company received $9,790,015 of proceeds from issuance of common shares other than under the SEPA, $11,866,293 of proceeds from issuance of the Debentures, $8,427,416 of proceeds from issuance of common shares under the SEPA, $9,874,998 of proceeds from exercise of the warrants and $162,400 of proceeds from exercise of the stock options. For the year ended December 31, 2025, cash used in operating activities was $22,776,769 compared to $10,247,231 for the equivalent period in the prior year. As of December 31, 2025, the Company has an accumulated deficit of $64,348,118 (December 31, 2024 - $28,903,903) and net loss of $35,444,361 for the year ended December 31, 2025 (2024 - $11,155,516). The Company has a working capital deficit of $47,418 as of December 31, 2025 (December 31, 2024 - $3,072,078).

On March 10, 2025, the Company completed the Regulation A Offering of 1,490,000 units at $2.80 per unit. As of December 31, 2025, 1,473,800 of the 1,490,000 Regulation A Warrants have been exercised for cash, for proceeds to the Company of $4,126,639 during the year ended December 31, 2025.

On June 2, 2025, the Company closed its public offering with gross proceeds of $7.0 million.  The Company issued 2,260,000 units at a price of $3.10 per unit.  Each unit consisted of one common share of the Company and one June 2030 Warrant.  The June 2030 Warrants have an exercise price of $3.10 per share and will expire June 2, 2030.  As of December 31, 2025, no June 2030 Warrants have been exercised.

On July 14, 2025, the Company entered into the Warrant Inducement Agreement with an institutional investor, pursuant to which the investor agreed to exercise existing Regulation A Warrants to purchase up to 1,340,000 of the Company's common shares issued on March 10, 2025 and with an exercise price of $2.80 per Common Share, in consideration for receiving the 2,680,000 Series A and B Warrants with an exercise price of $3.75. In accordance with the Warrant Inducement Agreement, the investor exercised its existing warrants for cash, for gross proceeds of $3.8 million to the Company.

On December 5, 2025, the Company entered into The Second Warrant Inducement Agreement with an institutional investor, pursuant to which the investor agreed to exercise existing Series A and B Warrants to purchase up to 2,680,000 of the Company's common shares issued on July 14, 2025 with an amended exercise price of $1.92 per Common Share, in consideration for receiving 4,020,000 Series C and D Warrants with an exercise price of $2.00. In accordance with the Second Warrant Inducement Agreement, the investor exercised its existing warrants for cash, for gross proceeds of approximately $5.1 million to the Company.

On December 29, 2025, the Company entered into the Equity Distribution Agreement with Maxim Group LLC and Yorkville Securities, LLC, an affiliate of Yorkville as agents, whereby the agents may sell up to $15.3 million of our common shares as part of an at-the-market program.

As of December 31, 2025, 129,905 Warrants issued as part of the IPO have been exercised for cash for proceeds to the Company of $602,756 during the year ended December 31, 2025.

As of December 31, 2025, the Company issued 3,677,853 common shares at market price of $8,706,270 for proceeds of $8,427,416 under the SEPA.

Standby Equity Purchase Agreement

The Company has entered into a standby equity purchase agreement dated February 10, 2025 (the "SEPA") with Yorkville, an investment fund managed by Yorkville Advisors Global, LP. Pursuant to the SEPA, the Company has the option, at its sole discretion, to sell up to $15,000,000 of the Company's common shares to Yorkville at any time during the 36-months following the date of the SEPA.

The Investor's obligation to purchase the common shares is subject to a number of conditions, including that the Company file a registration statement with the SEC registering the resale of the common shares issuable thereunder, and that the registration statement is declared effective by the SEC. Such registration statement has been filed with the SEC on September 29, 2025 and declared effective by the SEC on November 14, 2025.

The total number of common shares issuable under the terms of the SEPA is limited to a number equivalent to 19.99% of the outstanding common shares, as of the date of the SEPA unless certain pricing conditions are met, which could have the effect of limiting the total proceeds made available to the Company under the SEPA. The issuance of common shares under the SEPA is subject to further limitations, including that the common shares beneficially owned by Yorkville and its affiliates at any one time will not exceed 4.99% of the then-outstanding common shares.

Common shares issued and sold to Yorkville under the SEPA will be priced at 97% of the market price (as defined in the SEPA) of the common shares during a specified three-day pricing period. The Company reserves the right to set a minimum acceptable price for the common share issuances.

As of December 31, 2025, the Company issued 3,677,853 common shares at market price of $8,706,270 for proceeds of $8,427,416. During the year ended December 31, 2025, $4,430,833 of the gross proceeds were held back to partially repay the Company's outstanding debenture and interest to Yorkville.

Cash flows

	For the year ended December 31
	2025	2024
	$	$
Cash used in operating activities	(22,776,769)	(10,247,231)
Cash provided by financing activities	31,939,785	12,692,216
Cash used in investing activities	(4,619,152)	-
Foreign currency effect on cash and cash equivalents	(2,969)	-
Net change in cash during the year	4,540,895	2,444,985
Cash, beginning of the year	4,164,323	1,719,338
Cash, end of the year	8,705,218	4,164,323

Cash flows used in operating activities

Cash flows used in operating activities for the year ended December 31, 2025 were $22,776,769 compared to cash flows used in operating activities of $10,247,231 for the year ended December 31, 2024. The increase is primarily due to increased spending on research and development and general and administrative expenses.

Cash flows provided by financing activities

Cash flows provide by financing activities for the year ended December 31, 2025, were $31,939,785 compared to cash flows provided by financing activities of $12,692,216 for the year ended December 31, 2024. The increase is primarily due to increased proceeds from issuance of common shares in equity offerings and under SEPA, issuance of debentures and exercise of warrants and stock options during the year ended December 31, 2025, compared to proceeds from our initial public offering, issuance of convertible notes and issuance of common shares during the year ended December 31, 2024.

Cash flows provided by investing activities

Cash flows used in investing activities for the year ended December 31, 2025, were $4,619,152 compared to $0 for the year ended December 31, 2024. The increase is related to the payment for the Antev asset acquisition which occurred during the year ended December 31, 2025.

Contractual Obligations

We have no significant contractual arrangements other than those noted in our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2025, we have not entered into any off-balance sheet arrangements.

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

Acquisition

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

Fair Value Measurements

Our recurring fair value measurements primarily include cash and cash equivalents and Initial Debenture, for which we elected the fair value option.

The fair value option was elected to account for the Initial Debentures. We used the discounted cash flow approach to determine the fair value and it was determined that there was no difference between the transaction price and the fair value and therefore there was no gain or loss was recorded at the issuance date. We subsequently remeasured the Initial Debentures at fair value at each reporting period with the gain or loss recognized in the statements of operations and comprehensive loss.

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

Warrants

The Company records warrants based on the estimated grant-date fair value of the warrants. The Company estimates the fair value of the warrants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of the warrants represent management's best estimates and involve inherent uncertainties and the application of management's judgment.

Updated share information

As of December 31, 2025, we had 25,176,303 Common Shares issued and outstanding. In addition, there were 2,505,000 Common Shares issuable upon the exercise of outstanding stock options and 7,281,795 Common Shares issuable upon the exercise of warrants.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 19, 2024, MNP LLP ("MNP") resigned its position as the independent registered public accounting firm of the Company. On December 19, 2024, our board of directors approved the engagement of EisnerAmper LLP as the Company's new independent registered public accounting firm. On June 3, 2025, the Company dismissed EisnerAmper LLP ("EisnerAmper") as the Company's independent registered public accounting firm. The dismissal of EisnerAmper was recommended by the audit committee of our board of directors. On June 4, 2025, our board of directors approved the engagement of KPMG LLP as the Company's new independent registered public accounting firm.

MNP's reports on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2023 and 2022 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. EisnerAmper's report on the Company's consolidated financial statements as of and for the year ended December 31, 2024 contained a separate paragraph stating that "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company experienced negative cash flows from operating activities and has incurred operating losses that substantial doubt exists about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During the Company's two most recent fiscal years ended December 31, 2025 and 2024, the Company has not had any disagreement with MNP or EisnerAmper on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to MNP's or EisnerAmper's satisfaction, would have caused MNP or EisnerAmper to make reference to the subject matter of disagreement in their reports on the Company's consolidated financial statements. In addition, during such periods, there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Executive Chairman & Chief Executive Officer and President & Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

All control deficiencies that contributed to the material weaknesses as of December 31, 2024 were found to be effectively remediated. Our management implemented the following remedial measures to address the material weaknesses, which were then tested and found to be operating effectively:

  The Company enhanced its financial reporting processes by leveraging third-party advisory consultants and implementing a multi-level review process with increased precision over complex and material transactions.
  The Company strengthened its information technology environment by centrally managing security patches, implementing antivirus and malware protection and establishing comprehensive, documented information technology, user access and cybersecurity policies.

Attestation report of the registered public accounting firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On November 20, 2025, Ajay Raju, a member of our board of directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell, between March 23, 2026, and March 23, 2027, up to 1,000,000 shares of our common shares.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to this item will be included in the proxy statement for our 2026 Annual Meeting of Shareholders (the "Proxy Statement") and is hereby incorporated by reference in this Annual Report on Form 10-K, unless the Proxy Statement is not filed prior to 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in which case the information relating to this item will be filed by amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information relating to this item will be included in the proxy statement for our 2026 Annual Meeting of Shareholders and is hereby incorporated by reference in this Annual Report on Form 10-K, unless the Proxy Statement is not filed prior to 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in which case the information relating to this item will be filed by amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to this item will be included in the proxy statement for our 2026 Annual Meeting of Shareholders and is hereby incorporated by reference in this Annual Report on Form 10-K, unless the Proxy Statement is not filed prior to 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in which case the information relating to this item will be filed by amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to this item will be included in the proxy statement for our 2026 Annual Meeting of Shareholders and is hereby incorporated by reference in this Annual Report on Form 10-K, unless the Proxy Statement is not filed prior to 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in which case the information relating to this item will be filed by amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

Information relating to this item will be included in the proxy statement for our 2026 Annual Meeting of Shareholders and is hereby incorporated by reference in this Annual Report on Form 10-K, unless the Proxy Statement is not filed prior to 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in which case the information relating to this item will be filed by amendment to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

Exhibit Number	Description

2.1	Amended and Restated Business Combination Agreement, dated May 12, 2023, by and among the Registrant, RBx Capital LP, SkinJect, Inc. and the Shareholders of SkinJect, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

2.2	Amendment No. 1 to Amended and Restated Business Combination Agreement, dated May 18, 2023, by and among the Registrant, RBx Capital LP, SkinJect, Inc. and the Shareholders of SkinJect, Inc. (incorporated by reference from Exhibit 2.2 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

2.3	Amendment No. 2 to Amended and Restated Business Combination Agreement, dated August 29, 2023, by and among the Registrant, RBx Capital LP, SkinJect, Inc. and the Shareholders of SkinJect, Inc. (incorporated by reference from Exhibit 2.3 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

2.4#	Share Exchange Agreement, dated June 29, 2025, by and between Medicus Pharma Ltd., Antev Limited and each of the securityholders of Antev Limited party thereto (incorporated by reference from Exhibit 2.1 to Amendment No. 1 to the Registrant's Current Report on Form 8-K, filed with the SEC on July 3, 2025)

2.5#	Deed of Variation, dated August 1, 2025, relating to that certain Securities Exchange Agreement, dated June 29, 2025, by and between Antev Limited, the Antev Vendors' Representatives and Medicus Pharma Ltd. (incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 2, 2025)

2.6#	Further Deed of Variation, dated August 15, 2025, relating to that certain Securities Exchange Agreement, dated June 29, 2025, by and between Antev Limited, the Antev Vendors' Representatives and Medicus Pharma Ltd. (incorporated by reference from Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 2, 2025)

3.1	Articles of Incorporation of Medicus Pharma Ltd. (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

3.2	Articles of Amendment of Medicus Pharma Ltd., effective as of September 29, 2023 (incorporated by reference from Exhibit 3.2 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

3.3	Articles of Amendment of Medicus Pharma Ltd., effective as of October 28, 2024 (incorporated by reference from Exhibit 3.4 to the Registrant's Registration Statement on Form F-1, filed with the SEC on October 29, 2024)

3.4	Articles of Amendment of Medicus Pharma Ltd., effective as of August 8, 2025 (incorporated by reference from Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2025)

3.5	Bylaws of Medicus Pharma Ltd. (incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2025)

4.1*	Description of Securities of Medicus Pharma Ltd.

4.2	Warrant Agency Agreement, dated November 15, 2024 by and between Medicus Pharma Ltd. and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference from Exhibit 99.3 to the Registrant's Form 6-K, furnished to the SEC on November 18, 2024)

4.3	Public Warrant (incorporated by reference from Exhibit 99.4 to the Registrant's Form 6-K, furnished to the SEC on November 18, 2024)

4.4	Regulation A Warrant (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 11, 2025)

4.5	Warrant Agency Agreement, dated March 10, 2025, by and between the Registrant and Odyssey Transfer and Trust Company, as Warrant Agent (incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 11, 2025)

4.6	Form of Subscription Agreement (incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-1, filed with the SEC on May 27, 2025)

4.7	June 2030 Warrant (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on June 2, 2025)

4.8#	Warrant Agency Agreement, dated June 2, 2025, by and between Medicus Pharma Ltd. and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on June 2, 2025)

4.9	Form of Private Warrant (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on July 14, 2025)

4.10	Debenture (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 18, 2025)

4.11	Form of Series C Private Warrant (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 8, 2025)

4.12	Form of Series D Private Warrant (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 8, 2025)

10.1†	Exclusive License Agreement, dated April 29, 2016, by and between the University of Pittsburgh - Of the Commonwealth System of Higher Education and SkinJect, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

10.2	First Amendment to Exclusive License Agreement, dated February 26, 2020, by and between the University of Pittsburgh - Of the Commonwealth System of Higher Education and SkinJect, Inc. (incorporated by reference from Exhibit 10.2 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

10.3	Second Amendment to Exclusive License Agreement, dated April 23, 2024, by and between the University of Pittsburgh - Of the Commonwealth System of Higher Education and Medicus Pharma Ltd. (incorporated by reference from Exhibit 6.3 to the Registrant's Offering Statement on Form 1-A, filed with the SEC on February 14, 2025)

10.4†	Clinical Trial Agreement, dated December 3, 2021, by and between SkinJect, Inc., The Trustees of Columbia University in the City of New York, the New York and Presbyterian Hospital and Faramarz Samie, M.D. (incorporated by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

10.5+	Medicus Pharma Ltd. Equity Incentive Plan (as amended) (incorporated by reference from Exhibit 4.6 to the Registrant's Registration Statement on Form S-8, filed with the SEC on November 14, 2024)

10.6+	Employment Agreement, dated November 14, 2024, by and between Medicus Pharma Ltd. and Faisal Mehmud (incorporated by reference from Exhibit 6.7 to the Registrant's Offering Statement on Form 1-A, filed with the SEC on February 14, 2025)

10.7+	Amended and Restated Employment Agreement, dated December 2, 2024, by and between Medicus Pharma Ltd. and Edward Brennan (incorporated by reference from Exhibit 6.8 to the Registrant's Offering Statement on Form 1-A, filed with the SEC on February 14, 2025)

10.8+	Management Agreement, dated October 18, 2023, by and between Medicus Pharma Ltd. and RBx Capital, LP (incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

10.9	Standby Equity Purchase Agreement, dated as of February 10, 2025, by and between Medicus Pharma Ltd. and YA II PN, LTD. (incorporated by reference from Exhibit 1.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 11, 2025)

10.10	Form of Warrant Inducement Agreement (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on July 14, 2025)

10.11+	Employment Agreement, dated June 13, 2025, by and between Medicus Pharma Ltd. and Andrew Smith (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2025)

10.12	Securities Purchase Agreement, by and between Medicus Pharma Ltd. and YA II PN, Ltd., dated September 17, 2025 (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 18, 2025).

10.13	Global Guaranty Agreement, by and among the subsidiaries of Medicus Pharma Ltd. set forth in Schedule I thereto, dated September 17, 2025 (incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 18, 2025).

10.14	Form of Warrant Inducement Agreement (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 8, 2025)

10.15	Equity Distribution Agreement, dated December 29, 2025, by and among Medicus Pharma Ltd., Maxim Group LLC and Yorkville Securities, LLC (incorporated by reference from Exhibit 1.1 to the Registrant's Registration Statement on Form S-3, filed with the SEC on December 30, 2025)

10.16+*	Amended and Restated Employment Agreement, dated November 25, 2025, by and between Medicus Pharma Ltd. and Carolyn Bonner

19.1	Medicus Pharma Ltd. Insider Trading Policy (incorporated by reference from Exhibit 19.1 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 28, 2025)

21.1	List of Subsidiaries of Medicus Pharma Ltd. (incorporated by reference from Exhibit 21.1 to the Registrant's Registration Statement on Form S-1, filed with the SEC on September 29, 2025)

23.1*	Consent of KPMG LLP

23.2*	Consent of EisnerAmper LLP

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Medicus Pharma Ltd. Clawback Policy (incorporated by reference from Exhibit 97 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 28, 2025)

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in W. Conshohocken, Pennsylvania on the 25th day of March, 2026.

MEDICUS PHARMA LTD.

By:	/s/ Dr. Raza Bokhari
Name:	Dr. Raza Bokhari
Title:	Executive Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Raza Bokhari	Executive Chairman and	March 25, 2026
Dr. Raza Bokhari	Chief Executive Officer
(Principal Executive Officer)

/s/ Carolyn Bonner	President and Chief Financial Officer	March 25, 2026
Carolyn Bonner	(Principal Financial and
Accounting Officer)

/s/ Larry Kaiser	Director	March 25, 2026
Dr. Larry Kaiser

/s/ Robert J. Ciaruffoli	Director	March 25, 2026
Robert J. Ciaruffoli

/s/ William L. Ashton	Director	March 25, 2026
William L. Ashton

/s/ Barry Fishman	Director	March 25, 2026
Barry Fishman

/s/ Sara R. May	Director	March 25, 2026
Dr. Sara R. May

/s/ Cathy McMorris Rodgers	Director	March 25, 2026
Hon. Cathy McMorris Rodgers

/s/ Ajay Raju	Director	March 25, 2026
Ajay Raju

/s/ Patrick Mahaffy	Director	March 25, 2026
Patrick Mahaffy

MEDICUS PHARMA LTD.

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

EISNERAMPER LLP
Philadelphia, Pennsylvania

March 28, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Medicus Pharma Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Medicus Pharma Ltd. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KPMG LLP

We have served as the Company's auditor since 2025.

New York, New York

March 25, 2026

Medicus Pharma Ltd.

Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(expressed in United States dollars, except number of shares)

Medicus Pharma Ltd.
Consolidated Balance Sheets
(expressed in United States dollars except number of shares)

	December 31,
	2025	2024
Assets

Current assets
Cash and cash equivalents	$8,705,218	$4,164,323
Prepaid expenses and other current assets	1,086,121	1,213,984
Deferred financing costs	99,305	-
Total current assets	9,890,644	5,378,307
Operating lease right-of-use assets	170,733	268,571
Total assets	10,061,377	5,646,878

Liabilities and Shareholder's equity

Current liabilities
Accounts payable	3,435,297	1,284,612
Accrued expenses and other current liabilities	995,290	762,835
Related party payable	116,476	142,459
Operating lease liability, current	145,456	116,323
Debentures	5,245,543	-
Total current liabilities	9,938,062	2,306,229
Loan payable	25,865	-
Operating lease liability, non-current	60,139	205,945
Total liabilities	10,024,066	2,512,174

Commitments and contingencies (Note 13)

Shareholders' equity
Common shares, no par value; 25,176,303 and 11,816,721 shares authorized, issued and outstanding at December 31, 2025 and 2024, respectively	57,076,175	30,518,195
Common shares to be issued	313,934	-
Additional paid-in capital	6,879,575	1,520,412
Accumulated other comprehensive income	10,880	-
Accumulated deficit	(64,348,118	(28,903,903
Total shareholders' equity attributable to Medicus Pharma Ltd.	(67,554)	3,134,704
Non-controlling interests	104,865	-
Total shareholders' equity	37,311	3,134,704
Total liabilities and shareholders' equity	10,061,377	5,646,878

The accompanying notes are an integral part of these consolidated financial statements.

Medicus Pharma Ltd.
Consolidated Statements of Operations and Comprehensive Loss
(expressed in United States dollars, except number of shares)

	Years Ended December 31,
	2025	2024
Operating expenses:

General and administrative	$17,920,391	$7,653,116
Research and development	7,721,436	3,527,786
In-process research and development (IPR&D) - Teverelix	8,717,475	-
Total operating expenses	34,359,302	11,180,902
Loss from operations	(34,359,302)	(11,180,902)
Other income (expense)
Interest income (expense)	(197,382)	25,386
Loss on SEPA settlements	(278,854)	-
Change in fair value of debentures	(583,823)	-
Loss on extinguishment of debentures	(25,000)	-
Total other income (expense)	(1,085,059)	25,386
Net loss for the year	(35,444,361)	(11,155,516)
Deemed dividend on warrant inducement	(11,837,298)	-
Net loss for the year attributable to common shareholders	(47,281,659)	(11,155,516)
Foreign currency translation adjustment	(10,730)	-

Comprehensive loss for the year attributable to common shareholders	(47,292,389)	(11,155,516)
Net loss attributable to
Common shareholders of the Company	(47,281,513)	(11,155,516)
Non-controlling interests	(146)	-
Comprehensive loss attributable to
Common shareholders of the Company	(47,292,239)	(11,155,516)
Non-controlling interests	(150)	-

Net loss per share attributable to common shareholders - basic and diluted	$(2.74)	$(1.16)

Weighted average number of common shares outstanding - basic and diluted	17,283,824	9,619,184

The accompanying notes are an integral part of these consolidated financial statements

Medicus Pharma Ltd.
Consolidated Statements of Changes in Shareholders' Equity
(expressed in United States dollars, except number of shares)

	Common shares		Shares to be issued		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
	#	$	#	$	$	$	$	$	$
Balance as of December 31, 2023	8,076,673	18,761,250	-	-	98,585	(17,748,387)	-	-	1,111,448
Issuance of common shares upon conversion of debt	1,308,798	5,210,962	-	-	-	-	-	-	5,210,962
Issuance of common shares in connection with a private placement, net of issuance costs of $375,000	1,461,250	5,470,000	-	-	-	-	-	-	5,470,000
Issuance of common shares and warrants in connection with initial public offering, net of issuance costs of $2,218,014	970,000	1,075,983	-	-	708,708	-	-	-	1,784,691
Stock-based compensation	-	-	-	-	713,119	-	-	-	713,119
Net loss and comprehensive loss for the year	-	-	-	-	-	(11,155,516)	-	-	(11,155,516
Balance as of December 31, 2024	11,816,721	30,518,195	-	-	1,520,412	(28,903,903)	-	-	3,134,704
Issuance of common shares and warrants in connection with Regulation A offering, net of issuance costs of $483,020	1,490,000	2,076,507	-	-	1,612,474	-	-	-	3,688,981
Issuance of common shares in connection with SEPA	3,783,693	9,006,270	-	-	-	-	-	-	9,006,270
Issuance of common shares and warrants in connection with June equity financing, net of offering costs of $809,606	2,260,000	3,961,899	-	-	2,234,495	-	-	-	6,196,394
Issuance of common shares for asset acquisition	1,397,184	2,129,410	205,980	313,934	-	-	-	105,161	2,548,505
Share issuance costs	-	(653,504)	-	-	-	-	-	-	(653,504)
Issuance of common shares upon exercise of stock warrants	4,283,705	9,874,998	-	-	-	-	-	-	9,874,998
Issuance of common shares upon exercise of stock options	145,000	162,400	-	-	-	-	-	-	162,400
Stock-based compensation	-	-	-	-	1,512,194	-	-	-	1,512,194
Warrants issued under warrant inducements	-	-	-	-	11,837,298	-	-	-	11,837,298
Deemed dividend on warrant inducements	-	-	-	-	(11,837,298)	-	-	-	(11,837,298)
Net loss and comprehensive loss for the year		-	-	-	-	(35,444,215)	-	(146)	(35,444,361)
Other comprehensive income for the year	-	-	-	-	-	-	10,880	(150)	10,730
Balance as of December 31, 2025	25,176,303	57,076,175	205,980	313,934	6,879,575	(64,348,118)	10,880	104,865	37,311

The accompanying notes are an integral part of these consolidated financial statements.

Medicus Pharma Ltd.
Consolidated Statements of Cash Flows
(expressed in United States dollars)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss for the year	$(35,444,361)	$(11,155,516)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,512,194	713,119
Non-cash interest expense	429,061	74,005
Change in operating lease right-of-use assets	97,838	88,234
Change in fair value of debentures	583,823	-
Loss of extinguishment of debentures	25,000	-
IPR&D - Teverelix	8,717,475	-
Foreign exchange gain/loss	41,947	-
Loss on SEPA settlements	278,854	-
Issuance cost related to SEPA	300,000	-
Cost of issuance of debentures	111,725	-
Changes in operating assets and liabilities:
Prepaid expenses	352,825	(1,040,265)
Deferred financing costs	(99,305)	-
Accounts payable	923,552	808,745
Accrued expenses and other current liabilities	(438,802)	358,018
Operating lease liability	(142,612)	(70,080)
Related party payable	(25,983)	(23,491)
Net cash used in operating activities	(22,776,769)	(10,247,231)

Cash flows from financing activities
Proceeds from issuance of convertible promissory notes	-	5,172,500
Proceeds from initial public offering, net of offering expenses	-	2,049,716
Proceeds from issuance of common shares and warrants, net of issuance costs	9,790,015	5,470,000
Proceeds from issuance of debentures	11,866,293	-
Repayment of the debentures and other loan	(7,391,107)	-
Proceeds from issuance of common shares under SEPA	8,427,416	-
Proceeds from exercise of warrants	9,874,998	-
Proceeds from exercise of stock options	162,400	-
Costs to issue debentures	(136,726)	-
Issuance costs for common shares	(653,504)	-
Net cash provided by financing activities	31,939,785	12,692,216

Cash flows from investing activities
Net cash paid for Antev asset acquisition including transaction costs	(4,619,152)	-
Net cash used in investing activities	(4,619,152)	-
Foreign currency effect on cash and cash equivalents	(2,969)	-
Net increase in cash and cash equivalents during the year	4,540,895	2,444,985
Cash and cash equivalents, beginning of the year	4,164,323	1,719,338
Cash and cash equivalents, end of the year	8,705,218	4,164,323

Supplemental information
Cash paid for interest	$221,663	40,563
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for lease liabilities	$-	356,805
Deemed dividend on warrant inducement	$11,837,298	-
Issuance costs included in accounts payable	$95,360	265,025
Shares issued for Antev asset acquisition	$2,129,410	-
Shares to be issued for Antev asset acquisition	$313,934	-
Issuance of shares related to SEPA agreement	$300,000	-
Accrued interest converted into common shares	$-	38,462

The accompanying notes are an integral part of these consolidated financial statements.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
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

Liquidity and Going Concern

The Company has incurred significant operating losses and cash outflows from operating activities since its inception. As of December 31, 2025 and 2024, the Company had an accumulated deficit of $64,348,118 and $28,903,903, respectively.

From the Company's inception through the year ended December 31, 2025, the Company has funded its operations primarily through equity and debt financings.

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

In addition to accessing public markets through the exercise of outstanding warrants, additional public and private debt and equity financings, the SEPA and the ATM (as defined below), management believes that the Company has access to additional capital resources through public and/or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, it is possible that the Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects. The Company is subject to risks associated with any specialty biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company's research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

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

Basis of consolidation

These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, SkinJect, Inc., Medicus Pharma Inc and Antev Limited ("Antev"). All intercompany balances and transactions have been eliminated on consolidation. The functional currency of the Company and its two wholly-owned subsidiaries, SkinJect, Inc. and Medicus Pharma Inc., is the United States dollar (USD). The functional currency of the Company's other subsidiary, Antev, is Pound Sterling (GBP).

Use of estimates

The preparation of these consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting period. Key estimates include the valuation of stock-based awards, the incremental borrowing rate for lease liabilities, the fair value of Debentures and Warrants, the discount for lack of marketability on shares issued for the Antev acquisition, and the valuation allowance on deferred tax assets, all of which are management's best estimates.

Estimates are based on historical experience, where applicable, and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. By their nature, these estimates are subject to measurement uncertainty and the effect on the consolidated financial statements of changes in estimates in future years could be significant. Management believes that the estimates utilized in preparing the consolidated financial statements are reasonable, however, actual results could differ from those estimates.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

Foreign operations remeasurement and translation

Foreign currency transactions are translated into the functional currency using the exchange rates at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions, and from the translation of monetary assets and liabilities denominated in foreign currencies at year end exchange rates, are generally recognized in the consolidated statements of operations and comprehensive loss. The results and financial position of foreign operation which has functional currency different from presentation currency are translated into the presentation currency as follows: assets and liabilities are translated at the closing rate at the date of that consolidated statement of financial position, income and expenses are translated at average exchange rates, and all resulting translated exchange differences are recognized in a separate component of other comprehensive loss within the consolidated statement of changes in shareholders' equity.

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

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

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

Acquisition

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

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

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

Financial instruments

Financial instruments, including cash and cash equivalents, accounts payable and debentures are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of lease obligations approximates their carrying amounts as a market rate of interest is attached to their repayment. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

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

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

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

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" to expand the disclosures required by public entities for reportable segments, thereby responding to stakeholders' requests for more detailed information about expenses within each reportable segment. The expanded disclosures now require public entities to disclose significant expenses for reportable segments in both interim and in annual reporting periods, while entities with only a single reportable segment must now provide all segment disclosures required both in ASC 280 and under the amendments in ASU 2023-07. ASU 2023-07 is effective for our annual periods beginning January 1, 2024. See Note 14 for enhanced segment reporting disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The disclosures have been implemented as required for the year-ended December 31, 2025. See Note 8 for enhanced income tax disclosures.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

Recently issued accounting pronouncements

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

In November 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures" to provide greater transparency about the components of specific expense categories in the income statements. The effective dates of ASU 2024-03 were subsequently clarified by ASU 2025-01. ASU 2025-01 is effective for our annual period beginning January 1, 2027, with early adoption permitted. We are currently evaluating the impact of adopting the amendment on the Company's financial statements.

There were no other significant updates to the recently issued accounting standards which may be applicable to the Company. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

3.  Balance sheet components

Prepaid expenses include the following:

	Year ended December 31,
	2025	2024
Insurance	$345,084	$583,561
Contract research organizations	410,000	455,810
Professional services	300,033	144,643
Prepaid services	31,004	29,970
	$1,086,121	$1,213,984

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

Accrued expenses and other current liabilities include the following:

	Year ended December 31,
	2025	2024
Accrued legal fees	$352,864	$495,016
Accrued compensation and benefits	300,181	140,989
Accrued other	342,245	126,830
	$995,290	$762,835

4. Leases

As of December 31, 2025, the Company had one operating lease for its corporate office that commenced in 2024, for which the Company recorded a right-of-use asset and lease liability as of the commencement date. The Company's lease does not contain a purchase option. Where the Company's lease contains an option to extend the lease term, the extended lease term is only included in the measurement of the lease when it is reasonably certain to remain in the lease beyond the non-cancellable term. The Company's lease also contains variable lease costs, which pertain to common area maintenance and other operating charges, that are expensed as incurred.

Balance sheet information related to the Company's lease is presented below:

	Year Ended December 31,
	2025	2024
Operating lease
Operating lease right-of-use assets	$170,733	$268,571
Operating lease liabilities - current	145,456	116,323
Operating lease liabilities - non-current	60,139	205,945

Other information related to leases is presented below:

	Year Ended December 31,
	2025	2024
Lease cost
Operating lease cost	$123,777	123,777
Other information
Operating cash flows used in operating leases	(142,612)	(70,080)
Remaining lease term (in years)	1.50	2.42
Discount rate	10%	10%

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

As of December 31, 2025, the annual future minimum lease payments of the Company's operating lease liabilities were as follows:

Year ending December 31,
2026	146,530
2027	74,348
Total future minimum lease payments, undiscounted	220,878
Present value discount	(15,283)
Total lease liability	$205,595

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

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

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

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following inputs:

2024
Valuation date share price	$2.65
Exercise price	$4.64
Dividend yield	-
Risk-free interest rate	4.32%
Expected warrant life	5 years
Expected volatility	95%

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

June 2025 Public Offering

On June 2, 2025, the Company closed a public offering of 2,260,000 units, with each unit consisting of one common share of the Company, and one warrant to purchase one common share, at a price of $3.10 per unit (the "June 2030 Warrants"), for gross proceeds of $7,006,000, before deducting placement agent fees and other estimated offering expenses (the "June 2025 Public Offering"). The June 2030 Warrants were immediately exercisable for one of our common shares at an exercise price of $3.10 per share and will expire 5 years from the date of issuance on June 3, 2030. The units were offered pursuant to the Company's Registration Statement on FormS-1, initially filed with the SEC under the Securities Act on May 27, 2025 and declared effective by the SEC on May 29, 2025. The Company incurred issuance costs of $809,606, including legal fees and placement fees directly related to the issuance. The issuance costs incurred were recognized as a reduction in equity and allocated based on the relative fair values of the June 2030 Warrants and common shares on a standalone basis. The fair value of the common shares were based on the Company's share price on the day of issuance of $2.63 and the fair value of the June 2030 Warrants were $1.92 per warrant. The June 2030 Warrants were recognized in additional paid-in capital as they met the criteria for equity classification.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

On July 14, 2025, 1,340,000 of Regulation A Warrants were exercised for cash, for proceeds of $3,752,000 during the year ended December 31, 2025 under inducement offer with a certain accredited and institutional holder (the "Holder"). The Company issued 1,340,000 Series A and 1,340,000 Series B warrants to the Holder as consideration of early exercise of its Regulation A Warrants. The new warrants meet equity classification criteria under ASC 815-40 and are not subject to remeasurement. The fair value of the new warrants is recognized as a deemed dividend, offsetting the increase in additional paid-in capital, resulting in no net impact on equity. The exercise price of each of the Series A and B warrants granted on July 14, 2025 under the inducement offer is $3.75 and expected life is for 5 years. The fair value of the warrants granted is $4,954,518 using the Black Scholes option pricing model.

As of December 31, 2025, 1,473,800 of the 1,490,000 Regulation A Warrants have been exercised for cash, for proceeds to the Company of $4,126,639 during the year ended December 31, 2025.

As of December 31, 2025, 129,905 Warrants issued as part of the IPO have been exercised for cash for proceeds to the Company of $602,756 during the year ended December 31, 2025.

On December 5, 2025, the Company entered into a warrant inducement agreement with the Holder for immediate exercise of all outstanding Series A and Series B warrants that the Company had originally issued on July 15, 2025. The exercise price of the outstanding Series A and Series B warrants was amended to $1.92 per share from the original exercise price of $3.75. As part of this inducement, the Holder agreed to exercise all outstanding warrants to purchase an aggregate of 2,680,000 shares of the Company's common stock at an exercise price of $1.92 per share (the amended exercise price). The gross proceeds from the exercise of the warrants are $5,145,600. In consideration for immediate cash exercise, the Company agreed to issue to the Holder unregistered Series C and Series D warrants to purchase an aggregate of 4,020,000 shares of the Company's common stock, each with an exercise price of $2.00 per share and expected life of 5.5 years.  The amended and new warrants meet equity classification criteria under ASC 815-40 and are not subject to remeasurement. The incremental fair value attributable to the amended warrants and the fair value of the new warrants is recognized as a deemed dividend, offsetting the increase in additional paid-in capital, resulting in no net impact on equity. The incremental fair value attributable to the amended warrants is $884,331 and the fair value of the warrants granted is $5,998,449 using the Black Scholes option pricing model.

The Company's Regulation A, June 2025, July 2025 and December 2025 Warrants are not actively traded and are therefore classified as Level 3 within the fair value hierarchy. The fair value of these warrants is estimated using a Black-Scholes option pricing model. The valuation incorporates significant unobservable inputs and management judgment.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

The fair value of the Regulation A, June 2025, July 2025 and December 2025 Warrants were estimated using the Black-Scholes model with the following assumptions:

	Issue Date March 10, 2025	Issue Date June 2, 2025	Issue Date July 15, 2025	Issue date December 5, 2025
Valuation date share price	$3.40	$2.63	$3.13	$2.05
Exercise price	$2.80	$3.10	$3.75	$2.00
Dividend yield	-	-	-	-
Risk-free interest rate	3.98%	4.01%	3.995%	3.72%
Expected warrant life	5.00 years	5.00 years	5.00 years	5.50 years
Expected volatility	97.81%	97.42%	73.19%	87.31%

Warrant activity as below:

	Number of common share warrants outstanding	Weighted average exercise price $	Weighted average remaining life (years)
Outstanding as at December 31, 2023	-	-	-
Granted Warrants issued as part of the IPO	1,115,000	4.64	5
Outstanding as at December 31, 2024	1,115,500	4.64	5

Granted Regulation A Warrants on March 10, 2025	1,490,000	2.80	4
Granted warrants on June 2, 2025	2,260,000	3.10	4
Granted Series A and B warrants issued on July 15, 2025	2,680,000	3.75	5
Exercise of Regulation A Warrants	(1,473,800)	2.80	-
Exercise of Warrants issued as part of the IPO	(129,905)	4.64	-
Exercise of Series A and B warrants issued on July 15, 2025	(2,680,000)	3.75	-
Granted Series C and D Warrants on December 5, 2025	4,020,000	2.00	5
Total Warrants outstanding as at December 31, 2025	7,281,795	2.70	4.90

The number of warrants outstanding as at the year ended December 31, 2025:

	Warrants outstanding
	Expiry date	Exercise price	Number outstanding	Number exercisable
Warrants issued as part of the IPO	November 15, 2029	$ 4.64	985,595	985,595
Regulation A Warrants	March 10, 2030	$ 2.80	16,200	16,200
June 30, 2030 Warrants	June 2, 2030	$ 3.10	2,260,000	2,260,000
Series C and D Warrants	June 5, 2031	$ 2.00	4,020,000	4,020,000

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

Standby Equity Purchase Agreement

On February 10, 2025, the Company also announced that it had entered into a standby equity purchase agreement (the "SEPA") with YA II PN, Ltd. ("Yorkville"). Pursuant to the SEPA and subject to the satisfaction of certain conditions, Yorkville has committed to purchase the Company's common shares, no par value, in increments up to an aggregate gross sales price of $15,000,000 during the 36 months following the date of the SEPA (such shares, the "Shares"). The Shares will be sold at the Company's option pursuant to the SEPA at 97% of the Market Price (as defined pursuant to the SEPA) and purchases are subject to certain limitations set forth in the SEPA. As consideration for Yorkville's commitment to purchase the common shares pursuant to the SEPA, the Company paid Yorkville a structuring fee in the amount of $25,000 and issued to Yorkville 105,840 common shares with a share price of $2.83 at issuance. The Company also incurred legal fees of $391,898 related to the SEPA. These costs are expensed to consolidated statement of operations and comprehensive loss. As of December 31, 2025, the Company issued 3,677,853 common shares at market price of $8,706,270 for proceeds of $8,427,416. During the year ended December 31, 2025, $4,430,833 of the gross proceeds were held back to partially repay the Company's outstanding debenture and interest to Yorkville.

On December 29, 2025, the Company entered into an equity distribution agreement (the "ATM Agreement") with Maxim Group LLP and Yorkville Securities LLC ("Yorkville Securities" and together with Maxim, the "Agents") to create an at-the-market equity program (the "ATM"). Under the ATM Agreement, the Company may offer and sell its common shares from time to time through the Agents. The Company agreed to pay the Agents a commission equal to 3% of the gross sales from the sales of the shares pursuant to the ATM Agreement.

6. Stock-based compensation

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

On June 13, 2025, the Company granted 100,000 stock options to an employee under the Company's equity incentive plan. The options have an exercise price of $2.60 per share and a term of five years. The options vest in five equal annual installments, with 20,000 options vesting on each anniversary of the grant date.

On July 22, 2025, the Board of Directors of the Company approved the acceleration of vesting for 100,000 share options granted on December 17, 2024, 210,000 share options granted on December 17, 2024, and for 100,000 options granted on June 30, 2025, resulting in the Company recognizing $663,998 of remaining expense for such accelerated share options.

On July 22, 2025, the Company issued 700,000 stock options to individuals of the Company consisting of its directors, officers, and employees. The options are exercisable at $3.08 per share, expire five years from the grant date, and vest quarterly over a one-year period.

On August 29, 2025, the Company issued 25,000 stock options to a director of the Company.  The options are exercisable at $1.94 per share, expire five years from the grant date, and vest quarterly over a one year period.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

On December 16, 2025, the Company issued 685,000 stock options to individuals of the Company consisting of its directors, officers, and employees. The options are exercisable at $1.80 per share, expire five years from the grant date, and vest quarterly over a one year period.

The following table summarizes option transactions for the Plan:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Outstanding at December 31, 2023	812,500	0.88	4.82	2.15
Granted	485,000	2.66	-	-
Forfeited	(112,500)	2.22	-	-
Outstanding at December 31, 2024	1,185,000	1.47	4.18	1.18
Granted	1,510,000	2.46	4.81	-
Exercised	(145,000)	1.11	-	-
Forfeited	(45,000)	2.76	-	-

Outstanding at December 31, 2025	2,505,000	2.05	2.75	-
Exercisable at December 31, 2025	1,313,750	1.81	3.49	-
Unvested at December 31, 2025	1,191,250	2.33	4.79	-

The weighted average grant-date fair value of options granted during the years ended December 31, 2025 and December 31, 2024 was $1.80 and C$2.82, respectively. The weighted average grant-date fair value of options forfeited during the year ended December 31, 2025 was 2.44 (December 31, 2024 - C$2.36).

As of December 31, 2025 and December 31, 2024, there were $1,701,722 and $565,986 of unrecognized stock-based compensation cost related to share options outstanding, which is expected to be recognized over a weighted-average period of  2.75 and 2.25 years, respectively.

For the years ended December 31, 2025 and 2024, stock-based compensation expense was $1,512,194 and $713,119, respectively. Stock-based compensation expense has been reported in the Company's consolidated statements of operations and comprehensive loss within the line items 'general and administrative' and 'research and development' expenses.

The following table presents the assumptions that were used in the Black-Scholes option pricing model to determine the fair value of share options granted during the year:

	2025	2024
Expected dividend yield	-	-
Risk-free interest rate	3.68% - 4.02%	2.95% - 4.24%
Expected term (in years)	5 years	5 years
Expected volatility	87.31% - 101.54%	95% - 100%

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

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

7. Net loss per share

Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows:

	Year ended December 31,
	2025	2024
Net loss attributable to shareholders	$(47,281,513)	$(11,155,516)
Weighted average number of common shares outstanding during the year	17,283,824	9,619,184
Basic and diluted net loss per share attributable to shareholders	$(2.74)	$(1.16)

The Company's potentially dilutive securities as of December 31, 2025 and 2024, include stock options, warrants, and notes payable. The Company excluded the potential ordinary shares outstanding at each period end from the computation of diluted net loss per share attributable to ordinary shareholders for the period ended December 31, 2025 and 2024 because including them would have had an anti-dilutive effect.

8. Income taxes

As a result of the prospective adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), certain tables are presented in a different format not comparable to prior year disclosures, and certain data contained within the tables may be presented differently than in prior years.

Canada and foreign components of loss before income taxes were as:

	2025	2024
Canada	(16,817,273)	(6,187,172)
Foreign	(18,627,087)	(4,968,344)
Loss before income taxes	(35,444,361)	(11,155,516)

Effective Tax Rate

The items accounting for the differences between income taxes computed at the Canadian federal statutory rate and our effective rate, reflecting the prospective adoption of ASU 2023-09, were as follows:

	%	2025
Canadian federal statutory income tax rate	15%	(5,316,650)
Domestic Federal
Non-taxable and non-deductible items	(1.6%)	568,150
Statutory income tax differential
Valuation Allowance Federal	(5.5%)	1,954,660

Domestic provincial income taxes, net of federal effect	0.0%	-
Foreign Tax Effects
United States
Non-deductible and other expenses	0.0%	-
Statutory income tax rate differential	3.5%	(1,228,030)
Valuation Allowance United States	(7.0%)	2,492,310
United Kingdom
Statutory income tax differential	2.9%	(1,019,710)
Valuation Allowance United Kingdom	(7.2%)	2,549,270
Income tax (benefit)	0.0%	-

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

Domestic provincial income taxes are attributable to Ontario at a rate of 11.5%. The net effect of domestic provincial income taxes is $0 due to the full valuation allowance applicable to tax losses in this jurisdiction.

The items accounting for the differences between income taxes computed at the U.S. federal statutory rate of 21% and our effective rate, prior to the prospective adoption of ASU 2023-09, were as follows:

2024
Income tax recovery at the statutory rate	(2,956,212)
Permanent differences	189,075
Impact of tax rate changes	42,865
Change in valuation allowance	2,724,272
-

The Company's income tax (benefit) expense is allocated as follows:

	2025	2024
Current tax (benefit) expense	-	-
Deferred tax (benefit) expense	-	-
	-	-

The tax effect of temporary differences between US GAAP accounting and income tax accounting creating deferred income tax assets and liabilities were as follow:

	Year ended December 31,
	2025	2024
Non-capital losses carry forward - Canada	5,326,310	1,973,535
Net operating losses carryforward - US	6,194,650	2,678,919
Net operating losses carryforward - UK	369,910	-
Intangible assets	10,860	10,855
Accrued expenses	766,430	994,653
Research and development tax credits	210,610	242,190
Other	9,240	14,230
Financing charges and interest	1,212,190	668,701
Convertible Debentures	106,830	-
Deferred income tax assets	14,207,007	6,583,083
Less: valuation allowance	(14,207,007)	(6,583,083)
Deferred income tax assets, net of valuation allowance	-	-

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are paid or recovered.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

Medicus Pharma Ltd intends to be treated as a United States corporation for United States federal income tax purposes under section 7874 of the U.S. Tax Code and is expected to be subject to United States federal income tax. However, for Canadian tax purposes, Medicus Pharma Ltd is expected, regardless of any application of section 7874 of the U.S. Tax Code, to be treated as a Canadian resident company (as defined in the Income Tax Act (Canada) (the "ITA") for Canadian income tax purposes. As a result, Medicus Pharma Ltd will be subject to taxation both in Canada and the United States.

The Company has a valuation allowance on all of its deferred tax assets at December 31, 2025 and 2024, which based on the judgement of management are not more-likely than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that all or some portion of the deferred assets will not be realized. This ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those deductible temporary differences become deductible. Based on the history of losses and projections for future taxable income, management believes that it is not more-likely than-not that the Company will realize the benefits of these deductible temporary differences.

The Company has $210,606 of US Research and Development Tax Credits which are available to reduce future US taxes payable and begin to expire in 2036.

In addition, the Company has gross Canadian operating tax loss carryforwards of $20,099,000. To the extent that the operating tax loss carryforwards are not used, they begin to expire in 2028. The Company also has gross US Federal net operating loss carryforward ("NOLs") of $20,949,000 of which approximately $1,253,000 begin to expire in 2035, while approximately $19,696,000 has an indefinite life.

In addition, the Company has approximately $20,949,000 of gross US State NOLs, which begin to expire in 2035.

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

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

9. Related party transactions

On October 18, 2023, the Company signed an agreement with RBx Capital, LP ("RBx"), a family office controlled by the Company's Executive Chairman and CEO, that provides for certain managerial positions to be filled from within RBx. RBx is responsible for the payment and provision of all wages, bonuses, and benefits for these positions. Reimbursable salaries paid to RBx pursuant to this agreement are $125,000 per month. In December 2024, reimbursable salaries were changed to $100,000 per month. Reimbursable salaries paid to RBx were $1,200,000 and $1,300,000 during the years ended December 31, 2025, and 2024, respectively. Additional expenses of $446,264 and $180,857 were incurred by RBx on behalf of the Company during the years ended December 31, 2025 and 2024, respectively. The Company paid $1,570,504 and $1,623,316 to RBx during the years ended December 31, 2025 and 2024. The total amount of accounts payable to RBx was $194,152 and $142,459 as of December 31, 2025 and 2024, respectively.

In connection with the convertible notes issued by the Company on May 3, 2024 (Note 5), related parties consisting of key management personnel subscribed for 168,750 convertible notes in the principal amount of $675,000. Upon conversion the Company settled the convertible notes, along with accrued but unpaid interest, with 172,953 common shares.

10. Debentures

On May 2, 2025, the Company entered into a securities purchase agreement with Yorkville, under which the Company has issued and sold three debentures (the "Initial Debenture") to Yorkville in an aggregate principal amount totaling $5,000,000. The Debentures were issued at a discounted price of 90% for proceeds to the Company of $4,500,000. Interest accrued on the outstanding principal amount of the Initial Debenture at an annual rate of 8%, and was subject to a potential increase to 18% per annum upon the occurrence of certain events of default. The Initial Debenture was expected to mature on February 2, 2026 and are required to be repaid using proceeds from the SEPA. The Company elected the fair value option to account for the Initial Debenture. The underlying methodology used was a discounted cash flow approach. The Company initially recorded the Initial Debenture at fair value with any differences between the transaction price and fair value recorded as a gain or loss in the statement of operations and comprehensive loss. It was determined that the Initial Debenture was issued at fair value and therefore there was no gain or loss at the issuance date. Based on the fair value option, the Company subsequently remeasured the Initial Debenture at fair value at each reporting period with the gain or loss recognized in the statements of operations and comprehensive loss. The Initial Debenture was remeasured to reflect changes in market yields at June 30, 2025, resulting in a change in fair value of $200,000 that was recorded in the statements of operations and comprehensive loss for the year ended December 31, 2025.

On September 17, 2025, the Company entered into securities purchase agreement with Yorkville to issue a debenture with the principal amount of $8,000,000 issued at a discount of $633,707 for proceeds of approximately $7,366,293. Interest will accrue on the outstanding principal amount of the debenture at an annual rate of 8%, subject to a potential increase to 18% per annum upon the occurrence of certain events of default. The debenture will mature on September 17, 2026 and will be repaid using proceeds from the SEPA.

Partial proceeds of the debenture issued on September 17, 2025 were used to settle the previously issued debentures. The change in fair value of the previously issued debentures as at September 17, 2025 of $383,823 was recorded in the statements of operations and comprehensive loss for the year ended December 31, 2025.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

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

As the new debenture replaced the prior debentures, the Company assessed the transaction under ASC470-50 and determined that the changes were substantial. Accordingly, the transaction was accounted for as an extinguishment of the previous debentures. A loss on extinguishment was recognized based on the difference between the fair value and the carrying amount of the extinguished debentures at settlement date. The loss on extinguishment of $25,000 was recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

The new debenture was initially recorded at fair value, based on the discounted proceeds. Subsequently, the Company accounted for the debenture at amortized cost using the effective interest rate method, resulting in accretion expense of $403,121 for the year ended December 31, 2025. The effective interest rate calculated was 24.86% as December 31, 2025.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

Debentures issued on May 2, 2025, and paid back on September 17, 2025

December 31, 2025
Proceeds of debentures	$4,500,000
Fair value loss	583,823
Repayment of debentures	(3,337,073)
Interest payment	(83,823)
Repayment of debentures on extinguishment	(1,662,927)
Ending balance	$-

New debentures issued on September 17, 2025:	December 31, 2025
Proceeds of new debenture	7,366,293
Repayment of new debenture	(2,386,031)
Interest accretion	403,121
Interest payment	(137,840)
Ending balance	$5,245,543

11. Antev Asset Acquisition

On August 29, 2025 (the "Closing date"), the Company completed acquiring shares from securityholders of Antev Limited, or Antev (the "Antev Acquisition").

Pursuant to the terms of the Antev Acquisition, the Company acquired 98.60% of ownership in Antev including all the assets and its In-Process Research and Development (IPR&D) - Teverelix. The Company did so by issuing 1,603,164 common shares and payments of cash consideration of $2,970,166, and transaction costs of $1,992,798. Out of the 1,603,164 common shares, 205,980 shares issued will be delivered 210 days after the registration statement effectiveness. There was additional contingent consideration based on the following development milestones of the IPR&D:

Phases	Contingent Consideration agreed for Antev shares acquired through issue of shares	Contingent Consideration agreed for Antev shares acquired by cash payment
(i) Advanced Prostate Cancer - Phase 2 success or registration	$2.00 per common share issued	$1.47 per Antev share (pro rata interest in $5,333,200)
(ii) Acute Urinary Retention Prevention - Phase 2 success or registration	$7.50 per common share issued	$5.52 per Antev share (pro rata interest in $19,999,500)
(iii) FDA NDA approval - Hormone therapy for prostate cancer	Up to $20,000,000 (subject to pro rata reduction)	$5.52 per Antev share (pro rata interest in $20,000,000
(iv) FDA NDA approval - AUR prevention	Up to $20,000,000 (subject to pro rata reduction)	$5.52 per Antev share (pro rata interest in $20,000,000)

Per the terms of the acquisition, the common shares issued by the Company at Closing are subject to a staggered lock-up schedule. Specifically, 15% of the shares will be released at 30, 60, 90, 120, 150, and 180 days following the effectiveness of the Initial Registration Statement by the SEC, with the remaining 10% released on day 210. Additionally, these shares are subject to a six-month statutory hold under the U.S. Securities Act of 1933. A Registration Statement on Form S-1 was filed with the SEC to register the shares for resale. The SEC registration statement on the Form S-1 was declared effective on November 14, 2025.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

The Company accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified IPR&D, thus satisfying the requirements of the screen test in accordance with the criteria under ASC 805-10-55-5C. As the common shares issued by the Company were subject to lock-up restrictions, a discount of  21.4394%, which is a Level 3 input, was applied to the quoted closing price of the Company's shares ($1.94) to determine the fair value of the Company's common share. This resulted in a fair value of $1.52 per share, reflecting a discount of $0.42 per share.

The following is a summary of the considerations paid:

Fair value of 1,603,164 common shares	$2,443,344
Cash paid	2,970,166
Transaction expenses	1,992,798
Contingent consideration	-
Total fair value consideration	7,406,308
Fair value of non-controlling interest	105,161
Total fair value for allocation to net assets of Antev	7,511,469

Due to the nature of the regulatory, sales and financing-based milestones, the contingent consideration was not included in the initial cost of assets acquired as they are contingent upon events that are outside the Company's control. Contingent consideration will be recognized when it becomes probable that the milestone conditions will be met and the amount can be estimated. As of December 31, 2025, none of the contingent events had occurred, nor were the milestone conditions considered probable to be met.

The allocation of Antev's net assets acquired were as follows:

Cash	$13,353
Assets	224,719

Accrued and other accounts payable	(1,327,429)
Other liabilities	(116,649)
IPR&D - Teverelix	8,717,475
Net assets acquired	$7,511,469

All costs allocated to IPR&D by the Company were recognized as research and development expenses in the Company's consolidated statement of operations and comprehensive loss as these assets had no alternative future use at the time of the acquisition transaction.

12. Fair value measurements

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

Level 2: Inputs, other than the quoted prices in active markets that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, or which require the reporting entity to develop its own assumptions.

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

The Company's cash and cash equivalents are classified as Level 1. The fair value of the Company's cash and cash equivalents is determined based on market pricing that is both objective and publicly available. As of December 31, 2025, and 2024, the fair value of the Company's cash and cash equivalents was $8,705,218 and $4,164,323, respectively. As of December 31, 2025, and 2024, the Company's cash equivalents are invested in money market funds.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Cash and cash equivalents	$8,705,218	$-	$-	$8,705,218
Total assets measured at fair value	$8,705,218	$-	$-	$8,705,218

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets:
Cash and cash equivalents	$4,164,323	$-	$-	$4,164,323
Total assets measured at fair value	$4,164,323	$-	$-	$4,164,323

The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.

The carrying value of the debenture approximates the fair value since the financial instrument is short-term with a maturity date of September 17, 2026. As of December 31, 2025, and 2024, the carrying amounts of the Company's other financial instruments, which include cash and cash equivalents, accounts payable and accrued expenses approximate fair values because of their short-term maturities.

13. Commitment and contingencies

Commitments

As part of the acquisition of Antev, the Company may be required to make future payments contingent on the achievement of specified milestones. These potential payments represent a commitment and may result in future cash outflows. As these milestones conditions are not considered probable, the Company has not recognized liability related to the contingent consideration.

As of December 31, 2025, the Company had no long-term commitments.

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

Medicus Pharma Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
[expressed in United States dollars, except share amounts]

14. Segment reporting

The Company manages the business activities on a consolidated basis and operates as one reportable segment that constitutes all of the consolidated entity, which is the business of advancing the clinical development program of the Company's product, while opportunistically identifying, evaluating, and acquiring accretive assets, properties or businesses. The Company's CODM is its Chief Executive Officer. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM uses consolidated net loss to measure segment loss, allocate resources and assess performance. The significant segment expense categories (general and administrative and research and development) are consistent with those presented on the face of the statements of operations and comprehensive loss. Other segment items are interest (income) expenses which are consistent with those presented on the face of the statements of operations and comprehensive loss. Additionally, the CODM reviews cash forecast models to determine where the Company will invest in planned research and development activities.

15. Subsequent events

Subsequent to year end, the Company completed sales under its ATM pursuant to which it issued 8,849,026 common shares for gross proceeds of approximately $5,868,435 or approximately $5,692,382 after incurring commissions payable to the Agents.

Subsequent to year end, on January 9, 2026, January 15, 2026, January 29, 2026, February 10, 2026, February 18, 2026 and February 23, 2026, March 5, 2026, March 6, 2026 and March 11, 2026, the Company sold 100,000, 44,680, 7,100, 175,000, 250,000, 275,000, 2,060,000, 1,425,000 and 1,000,000 common shares to Yorkville under the SEPA for proceeds of approximately $4,102,741. The Yorkville debenture has an outstanding balance of $2,437,240 after being paid down by the SEPA issuances noted above subsequent to year end.