Form 10-K/A
period 2025-12-31
Medicus Pharma Ltd.
filed 2026-04-29
CIK 1997296

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

As of April 15, 2026, there were 41,818,092 common shares, no par value, issued and outstanding.

EXPLANATORY NOTE

Medicus Pharma Ltd. (the "Company") is filing this Amendment No. 1 ("Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities Exchange Commission (the "SEC") on March 25, 2026 (the "Original Form 10-K"),  to provide the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on the General Instructions to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference from the registrant's definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC no later than 120 days after the end of the fiscal year.

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

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other information contained or incorporated in, including the exhibits thereto, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

In this Amendment No. 1, we provide our website address, www.medicuspharma.com, to disclose that certain information is available on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Amendment No. 1, and references to our website address in this Amendment No. 1 are inactive textual references only.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K/A (Amendment No. 1)
For the Fiscal Year Ended December 31, 2025

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Regarding Directors

Set forth below is certain information with respect to our current directors as of April 15, 2026.

Name and Location of Residence	Age	Position(s)	Principal Occupation During the Past Five Years (7)	Director Since	Common Shares Beneficially Owned, Controlled or Directed, Directly or Indirectly (8)
Dr. Larry Kaiser (1) (4) (5) (6) Pennsylvania, United States	73	Director	Managing Director (Healthcare Industry Group), Alvarez and Marsal (2020 - Present)	September 2023	71,250

Robert J. Ciaruffoli (1) (2) (3) (4) (5) (6) Pennsylvania, United States	74	Director	Co-founder, Broad Street Angels (2016 - Present)	September 2023	83,750

Patrick Mahaffy (3) (4) Florida, United States	62	Director	Chairman, Antev (2024 - 2025); President and CEO, Clovis Oncology (2009 - 2023)	August 2025	66,685

William L. Ashton (1) (2) (6) Pennsylvania, United States	75	Director	President, Harrison Consulting Group, LLC (2013 - Present)	September 2023	72,500

Barry Fishman (3) Ontario, Canada	69	Director	Chief Corporate Development Officer, Apotex (2023 - Present); Managing Director, Sequoia Advisors Inc. (2014 - Present)	September 2023	71,250

Dr. Sara R. May (1) (2) (5) Ontario, Canada	48	Director	Senior Terrestrial Ecologist and Geomatics Manager, Beacon Environmental (2012 - Present); Senior Vice President, FSD Pharma Inc. (2020 - 2022)	June 2024	71,250

Hon. Cathy McMorris Rodgers (2) (4) (5) Washington, United States	57	Director	U.S. Representative (WA-05) (2004 - 2024)	July 2025	31,250

Name and Location of Residence	Age	Position(s)	Principal Occupation During the Past Five Years (7)	Director Since	Common Shares Beneficially Owned, Controlled or Directed, Directly or Indirectly (8)
Ajay Raju (3) (6) Pennsylvania, United States	56	Director	Chairman and CEO, Dilworth Paxson LLP (2014 - 2021); Chairman and CEO, Raju LLP (2021 - Present)	July 2025	2,031,250 (9)

Dr. Raza Bokhari Pennsylvania, United States	59	Executive Chairman and Chief Executive Officer	Executive Chairman and Chief Executive Officer, Medicus Pharma Ltd. (2023 - Present); Executive Chairman and CEO, FSD Pharma (2020 - 2021)	September 2023	1,343,173 (10)

Notes:

(1) Member of the Compensation Committee. Dr. Kaiser is the Chair.
(2) Member of the Audit Committee. Mr. Ciaruffoli is the Chair.
(3) Member of the Corporate Disclosure Committee. Mr. Raju is the Chair.
(4) Member of the Governance Committee. Hon. Cathy McMorris Rodgers is the Chair.
(5) Member of the Nominating Committee. Dr. May is the Chair.
(6) Member of the Mergers & Acquisitions Committee. Mr. Ashton is the Chair.

(7) The information as to principal occupation, business or employment is not within the knowledge of the Company and has been furnished by the respective directors.

(8) Including options that are currently exercisable or will become exercisable within 60 days of April 15, 2026 by each director.

(9) Includes 2,000,000 Common Shares held of record by 215 Capital Togo PHL Fund I, LP, an entity controlled by Ajay Raju. Mr. Raju's address is Two Liberty Place, 50 S. 16th Street, Suite 2710, Philadelphia, PA 19102.

(10) Includes 793,174 Common Shares held by RBx Capital, LP, an entity controlled by Dr. Raza Bokhari. Dr. Raza Bokhari may be deemed the beneficial owner of securities held by RBx Capital, LP.

Biographical Information

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

He previously served as Executive Chairman and CEO of FSD Pharma (Nasdaq: HUGE) (2020 to 2021), where his strategies successfully pivoted the company out of medicinal cannabis and into a clinical stage pharmaceutical R&D, a transition marked by a NASDAQ listing in January 2020, and raising nearly $100M institutional capital to fuel growth and expansion.

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

The Board believes that Dr. Bokhari is qualified to serve as a member of the Board due to his experience as our Executive Chairman and Chief Executive Officer, as well as his extensive experience in the life sciences, healthcare services and pharmaceutical industries.

Dr. Larry Kaiser, Director

Dr. Larry Kaiser has served as a member of the Board since September 2023.

Dr. Kaiser has been the Managing Director with the Healthcare Industry Group at Alvarez and Marsal, a leading global professional services firm, since 2020. Most recently, Dr. Kaiser was the President and CEO of the $2.2 billion Temple University Health System, Dean of Temple University's Lewis Katz School of Medicine, and Senior Executive Vice President for Health Sciences at Temple University (2011 to 2019). Among his many accomplishments at Temple was the acquisition of the Fox Chase NCI-designated Comprehensive Cancer Center, the development of a number of programs, including the number one lung transplant program in the country, a nationally recognized program in pulmonary hypertension, in addition to growing programs in cardiovascular surgery, thoracic surgery, neurosurgery, and orthopedic surgery. Before joining Temple University in 2011, Dr. Kaiser served as the President of the University of Texas Health Science Center at Houston (2008 to 2011), the largest of six health-related campuses at the University of Texas.

Dr. Kaiser graduated AOA (Alpha Omega Alpha Honor Medical Fraternity) from the Tulane University School of Medicine in 1977 and completed his residency in general surgery as well as a fellowship in surgical oncology at the University of California, Los Angeles. He then completed a residency in cardiovascular and thoracic surgery at the University of Toronto. Following that, he held positions as attending thoracic surgeon at Memorial Sloan-Kettering Cancer Center and Assistant Professor of Surgery at Cornell University Medical College (both New York City) and subsequently as Associate Professor (with tenure) at the Washington University School of Medicine (St. Louis) (1988 to 1991). At the University of Pennsylvania, Dr. Kaiser held a variety of positions from 1991 to 2008, including chief of general thoracic surgery, founder and director of the university's lung transplantation program, director of its Center for Lung Cancers and Related Disorders, and co-director of the Thoracic Oncology Laboratory. In 2001, following a national search, he was named the John Rhea Barton Professor and Chair of the Department of Surgery as well as Surgeon in Chief for the University of Pennsylvania Health System. In 1997, Dr. Kaiser was named as the first recipient of the Eldridge Eliason Professorship of Surgery endowment at the Perelman School of Medicine at the University of Pennsylvania.

The Board believes that Dr. Kaiser is qualified to serve as a member of the Board because of his depth of experience in medicine, academic research and the healthcare services industry.

Robert J. Ciaruffoli, Director

Robert J. Ciaruffoli has served as a member of the Board since September 2023.

Mr. Ciaruffoli is the co-founder of Broad Street Angels, a 100-member Philadelphia-based angel investor network which invests in start-up entrepreneurial businesses with high growth potential. Broad Street Angels is the largest angel investor network in the Philadelphia region.

Mr. Ciaruffoli is a CPA and served as the Chairman and CEO of the Parente Beard/Baker Tilly accounting and advisory firm (2000 to 2015). During his tenure as Chairman and CEO, he and his team transitioned the firm from a Pennsylvania practice to a multi-state super-regional firm. In 2014, he orchestrated a merger of the Parente Beard and Baker Tilly Virchow Krause firms to create the 12th largest U.S. accounting and advisory firm. Mr. Ciaruffoli also served on the board of directors and executive committee of Baker Tilly International, the 8th largest global accounting network. During his tenure on the board and the executive committee, Baker Tilly International grew from an unranked network to the eighth largest global accounting network.

Throughout his career, Mr. Ciaruffoli has served on numerous for-profit and not-for-profit boards. Presently, he is a board member of Ben Franklin Technology Partners. He was also the past chairman of the Pennsylvania State Board of Accountancy.

Mr. Ciaruffoli holds a Bachelor of Science in Accounting from Kings College, Wilkes-Barre, Pennsylvania and has proudly served in the U.S. Marine Corps (1970 - 1972).

The Board believes that Mr. Ciaruffoli is qualified to serve as a member of the Board because of his industry-specific and capital markets experience.

William L. Ashton, Director

William L. Ashton has served as a member of the Board since September 2023.

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

He previously worked for Boehringer-Ingelheim and Warner Lambert Pharmaceuticals.

Mr. Ashton has been the President at Harrison Consulting Group, LLC, a privately held biopharmaceutical/ healthcare consulting firm with expertise in commercialization, payer strategy, and reimbursement since 2013.

He has served on the boards of several publicly traded pharmaceutical companies, namely, Spectrum Oncology, where he was Chairman of the Board, Baudax Bio, Societal CDMO, Sucampo Pharmaceuticals and Galena Bio Pharma. On February 22, 2024, Baudax Bio filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Pennsylvania.

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

The Board believes that Mr. Ashton is qualified to serve as a member of the Board due to his extensive experience in biotechnology, biopharmaceutical and pharmaceutical industries.

Barry Fishman, Director

Barry Fishman has served as a member of the Board since September 2023.

Mr. Fishman is the Chief Corporate Development Officer at Apotex, a Canadian-based global health company, overseeing business development, product portfolio and strategic partnerships. He is recognized as a change agent with a track record of driving growth during organizational transformation.  Over the past two decades, Barry has held executive leadership roles in branded and generic pharmaceutical companies including Eli Lilly, Taro, Teva, and Merus Labs - a Canadian-based publicly traded international specialty pharmaceutical company focused on branded legacy and growth brands.  Barry has significant experience as a public company director and is a past Chair of the Canadian Generic Pharmaceutical Association (CGPA). He has a Bachelor of Commerce from McGill University.

The Board believes that Mr. Fishman is qualified to serve as a member of the Board due to his extensive experience as a pharmaceutical executive.

Dr. Sara R. May, Director

Dr. May is a highly skilled professional with over 10 years of experience managing large-scale commercial and research projects within regulated industries. Dr. May brings a multidisciplinary background in quality assurance and compliance, clinical trial management, environmental consulting, and data analytics. She has direct experience working with regulators including the FDA, Health Canada and Canada Revenue Agency.

Dr. May started her career in environmental consulting at Beacon Environmental, an employee-owned environmental consulting firm in Ontario, Canada, where she currently holds the position of Senior Terrestrial Ecologist and Geomatics Manager (2012 to present). Dr. May has also served as the President of FV Pharma Inc. (2018 to 2020), a start up public cannabis company where she was responsible for all aspects of operations, and Senior Vice President of FSD Pharma Inc. (2020 to 2022), where Dr. May led several enterprise-wide transformation initiatives focused on enabling the company's business model to adapt to the shift in markets from cannabis to boutique pharma and drug development.

In addition, Dr. May brings deep corporate governance experience through her work with both corporate and not for profit boards, including contributing to the public listing and uplisting process of several start-up cannabis and boutique pharmaceutical companies. Dr. May has served on the board of directors of FV Pharma Inc. (2018 to 2020) and the board of directors of Cannara Biotech (2019 to 2020) where she chaired the Compensation Committee and was a member of the Corporate Governance Committee. She has also been a member of the YMCA Northumberland Charity Board (2020 to 2023) where she chaired the Finance Audit and Risk Committee and has been on the board of directors of Beacon Environmental since 2023.

Dr. May received her Bachelor of Science (Honours) degree in Botany and Plant Genetics from the University of Guelph and her PhD in Evolutionary Genetics from Queen's University.

The Board believes that Dr. May is qualified to serve as a member of the Board due to her extensive experience as a pharmaceutical executive, environmental consultant and deep familiarity with corporate governance matters.

Hon. Cathy McMorris Rodgers, Director

The Honorable Cathy McMorris Rodgers has served as a member of the Board since July 2025.

Ms. Rodgers is a high-profile congressional leader, innovative policymaker, and trust-builder with over 30 years of experience in legislative affairs, energy policy, and civic leadership.

Most recently, Ms. Rodgers served as the U.S. Representative for Washington's 5th Congressional District from 2004 to 2025. During her tenure, Ms. Rodgers represented approximately 774,000 constituents on all federal issues as Eastern Washington's chief advocate in the U.S. Congress. Ms. Rodgers provided oversight and accountability to various agencies and boards within the federal government.

Ms. Rodgers is also an ability advocate with leadership experience in the disabilities community including the National Down Syndrome Society, ARC, and Global Down Syndrome. She also founded and co-chairs the Congressional Task Force on Down Syndrome.

Ms. Rodgers received her Bachelor of Administration, Pre-Law, from Pensacola Christian College and her Executive Masters in Business Administration (EMBA) from Foster School of Business at the University of Washington.

The Board believes that Ms. Rodgers is qualified to serve as a director due to her extensive leadership and public service experience, including her long-term work on healthcare-related matters.

Ajay Raju, Director

Ajay Raju has served as a member of the Board since July 2025.

Mr. Raju is a law firm leader who is highly involved in the civic interests of his community. His experience includes representation of clients in the structured finance and real estate capital markets sectors, guiding clients through mergers, acquisitions, divestitures, joint ventures and cross-border strategic transactions.

Mr. Raju currently serves as Chairman and CEO of Raju LLP (2021 to present), Co-Founder and Director of Avstera Therapeutics Corp. (2022 to present), Chairman of Indigo Global (2014 to present) and Managing General Partner at 215 Capital (2016 to present). Mr. Raju is also the Co-Founder and Chairman of The Germination Project (2014 to present), Founder and Chairman of the Ark Institute (2021 to present) and Co-Founder and Former Chairman of The Philadelphia Citizen (2014 to present). Mr. Raju previously served as Chairman and CEO of Dilworth Paxson LLP (2014 to 2021) and as Managing Partner of Reed Smith's Philadelphia office (2003 to 2014), where he was a member of the Global Executive Committee.

Mr. Raju also sits on a number of civic boards, including the Philadelphia Museum of Art, the Zicklin Center at Wharton, the CEO's Council at Penn Medicine and the Scientific and Research Council at Penn Medicine.

Mr. Raju received his Bachelor of Arts and Juris Doctor degrees from Temple University.

The Board believes that Mr. Raju is qualified to serve as a director due to his extensive legal, business, and civic leadership experience.

Patrick Mahaffy, Director

Patrick Mahaffy has served as a member of the Board since August 2025.

Mr. Mahaffy is a biopharmaceutical executive with extensive experience leading oncology-focused drug development and commercialization in the United States and Europe. He brings a track record of founding and guiding companies through successful product approvals, as well as deep expertise in commercial strategy, portfolio development, and operational leadership across novel oncology therapeutics and targeted radiotherapeutics.

Mr. Mahaffy most recently served as Chairman of the Board of Antev (2024-2025). Previously, he was President and CEO of Clovis Oncology, which he co-founded in 2009 and led through the development and approval of Rubraca for ovarian and prostate cancers, along with early clinical work in targeted radionuclide therapy. Before Clovis, he served as President and CEO of Pharmion Corporation until its $2.9 billion acquisition by Celgene. Pharmion's lead therapy, Vidaza, remains the standard of care for myelodysplastic syndrome and acute myeloid leukemia. Earlier, he was President and CEO of Nexstar Pharmaceuticals, acquired by Gilead Sciences in 1999, where he oversaw the development of Ambisome, still the standard of care for certain life-threatening fungal infections.

Mr. Mahaffy holds a Master's degree in International Affairs from Columbia University and a Bachelor's degree in International Affairs from Lewis & Clark College, where he is a long-serving member of the Board of Trustees.

The Board believes Mr. Mahaffy is qualified to serve due to his extensive leadership experience in oncology drug development, his history of building successful biopharmaceutical companies, and his deep understanding of global regulatory and commercial environments.

Directorships

Certain directors of the Company currently hold or held within the past five years directorships of other public companies, as follows:

Name	Name of Public Company	Name of Exchange or Market	Position	From
William L. Ashton	Baudax Bio Inc	OTCPK (formerly, Nasdaq)	Director	2019 - 2023
	Spectrum Pharmaceuticals Inc.	Delisted (formerly Nasdaq)	Director	2018 - 2023
Barry Fishman	Gryphon Digital Mining, Inc.	Nasdaq	Director	2021 - 2023

Information Regarding Executive Officers

Name	Age	Position
Dr. Raza Bokhari	59	Executive Chairman and Chief Executive Officer
Carolyn Bonner	42	President and Chief Financial Officer
Andrew Smith	58	Chief Operating Officer
Dr. Edward Brennan	66	Chief Scientific Officer & Head of Research and Development ("R&D") Program
Dr. Faisal Mehmud	51	Chief Medical Officer

Set forth below is certain information with respect to our current executive officers as of April 15, 2026.

Dr. Raza Bokhari, Executive Chairman and Chief Executive Officer

Dr. Bokhari's biography is set forth above.

Carolyn Bonner, President and Chief Financial Officer

Carolyn Bonner has served as our President since September 2023 and Chief Financial Offer since December 2025.

Previously, Ms. Bonner was the President & CEO of Parkway Clinical Laboratories (2019 to 2023), a healthcare services company serving providers across the United States.  Prior to that, Ms. Bonner was the Director of Business Development at Parkway Clinical Laboratories (2013 to 2016) and Senior Vice President of Sales (2016-2019) where she delivered client guided customization of PCL services and creative corporate partnerships. Carolyn also served as Director of Corporate Development for Rosetta Genomics, a publicly traded Israeli biotech company, the parent company of PCL, from July 2008 to May 2009.

Ms. Bonner started her career in 2006 as a sales executive at Lakewood Pathology (now called PLUS Diagnostics), which was owned and operated by Water Street Healthcare Partners, a Chicago based private equity fund. Ms. Bonner has a B.A. focused in marketing from West Chester University.

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

Dr. Brennan has extensive experience in all phases of clinical development across multiple therapeutic areas. As a Medical Director with Wyeth-Ayerst Research (2000 to 2003), and GlaxoSmithKline (2003 to 2007), he led teams through ten IND applications and advanced multiple compounds from pre-candidate selection (proof of concept) through clinical trial management and approval. At GSK, he was also responsible for coordinating all clinical activities for external partners within its Center of Excellence in External Drug Discovery. Dr. Brennan next founded IndiPharm (2007 to 2016), a full-service global CRO that was eventually acquired by private equity company, Velocity Fund Partners.

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

Most recently, Dr. Mehmud was the Senior Vice President, Data Generation and Scientific Communications in Worldwide Global Medical Affairs at GlaxoSmithKline (LSE/NYSE:GSK), which included leadership of medical affairs sponsored and supported, interventional and non-interventional clinical trials

Before GSK, Dr. Mehmud was with Pfizer Inc. (NYSE: PFE), where he served in various roles including as Vice President and Worldwide Medical Franchise Head for Precision Medicine and Early Oncology Development, advancing the precision medicine oncology portfolio in a variety of tumor types, and supporting early-stage oncology projects moving from early clinical development to full development and market readiness, effectively bridging scientific innovation with commercial strategy.

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

Andrew Smith, Chief Operating Officer

Andrew Smith first joined the Company as a consultant in May 2025 and transitioned to his new role as Chief Operating Officer on or about June 30, 2025.

Mr. Smith joined the Company with over three decades experience and is an accomplished C-suite professional with a successful track record as a leader in asset management and financial operations. Mr. Smith served as a Consultant and Business Advisor to Connor Capital SB, LLC ("Connor Capital") from April 2024 to September 2024. Prior to joining Connor Capital, Mr. Smith served as the Chairman and Chief Executive Officer of SR Asset Management, LLC ("SRAM") from January 2017 until its sale in June 2024. Before joining SRAM, Mr. Smith held various leadership positions at Aberdeen Asset Management Inc. ("Aberdeen"), including as the Co-Head of Americas and Chief Operating Officer from 2014 to 2016, as Aberdeen's Chief Financial and Chief Operating Officer and as the Chief Compliance Officer for Aberdeen's North American Closed End Funds from 2005 until 2013, and as the Vice President of Finance & Administration from 2001 until 2004. On February 7, 2025, Mr. Smith filed a personal voluntary petition under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the eastern District of Pennsylvania relating to several personal guarantees attached to certain debt of SRAM. On May 15, 2025, the U.S. Bankruptcy Court granted relief and the debts under such guarantees were discharged.

Mr. Smith currently sits on the board of HazelTree Fund Services and is an advisor to Code Registry. Mr. Smith holds an Executive MBA from INSEAD in Fountainebleau and received an HND in Accounting from Glasgow College of Commerce, Scotland.

Penalties, Sanctions, Cease Trade Orders or Bankruptcies

Penalties or Sanctions

Other than as disclosed below, to our knowledge, no director or executive officer, or shareholder holding a sufficient number of our securities to materially affect the control of us, has been subject to: (i) any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority; or (ii) any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor in making an investment decision.

In 2018, following an investigation, the SEC filed a complaint against Clovis and Mr. Mahaffy, its CEO and a director, relating to a regulatory update announcement by Clovis in 2015 and certain disclosures regarding Clovis' flagship drug contained therein. Clovis and Mr. Mahaffy engaged in discussions with the SEC staff to resolve this matter. In September 2018 Mr. Mahaffy reached a settlement with the SEC on negligence-based allegations, to which he neither admits nor denies, paid a civil penalty of $250,000, and agreed to a standard injunction against future violations of federal securities laws. The settlement agreement did not allege any intentional fraud or misconduct and did not preclude Mr. Mahaffy from continuing to serve as a director or officer of a public company.

Individual Bankruptcies

To our knowledge, other than set forth above, no director or executive officer, or shareholder holding a sufficient number of our securities to materially affect the control of us, has, within the ten years prior to the date of this Amendment No. 1, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold his or her assets.

Corporate Cease Trade Orders and Bankruptcies

To our knowledge, other than set forth above, no director or executive officer, or shareholder holding a sufficient number of our securities to materially affect the control of us, is, as at the date of this Amendment No. 1, or has been within the ten years prior to the date of this Amendment No. 1: (a) a director, chief executive officer or chief financial officer of any company that was subject to an order that was issued while the director or executive officer was acting in the capacity as director, chief executive officer or chief financial officer; (b) was subject to an order that was issued after the director or executive officer ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while that person was acting in the capacity as director, chief executive officer or chief financial officer; or (c) a director or executive officer of any company that, while that person was acting in that capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets. For the purposes of this paragraph, "order" means a cease trade order, an order similar to a cease trade order or an order that denied the relevant company access to any exemption under securities legislation, in each case, that was in effect for a period of more than 30 consecutive days.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and the rules of the SEC require our directors, executive officers and persons who own more than 10% of our Common Shares to file reports of their ownership and changes in ownership of our Common Shares with the SEC. As a practical matter, we assist our directors and executive officers by monitoring transactions and completing and filing Section 16 reports on their behalf. Based solely on our review of the reports filed during 2025 and related written representations, we determined that no director, executive officer, or beneficial owner of more than 10% of our Common Shares failed to file a report on a timely basis during 2025, except that the Form 3 filed by the Company on behalf of Dr. Kenneth R. Melani on December 31, 2024 was subsequently amended to add Velocity Fund Partners, LP as a reporting owner and the Form 3 filed by the Company on behalf of Andrew Smith on July 3, 2025 was subsequently amended to include common shares that were inadvertently omitted.

Conflicts of Interest

To the best of our knowledge, except as disclosed elsewhere in this Amendment No. 1, we are not aware of any existing or potential material conflicts of interest between us and any of our directors or officers as of the date hereof. However, certain of our directors and officers are, or may become, directors or officers of other companies with businesses, which may conflict with our business. Accordingly, conflicts of interest may arise which could influence these individuals in evaluating possible acquisitions or in generally acting on our behalf. See also "Risk Factors" in the Original Form 10-K.

Pursuant to the OBCA, our directors and officers are required to act honestly and in good faith with a view to act in our best interests. Generally, as a matter of practice, directors who have disclosed a material interest in any contract or transaction that the Board is considering will not take part in any Board discussion respecting that contract or transaction. If on occasion such directors do participate in the discussions, they will refrain from voting on any matters relating to matters in which they have disclosed a material interest. In appropriate cases, we will establish a special committee of independent directors to review a matter in which directors or officers may have a conflict.

Composition of Board of Directors

Our board of directors (the "Board") is responsible for the general supervision of the management of our business and affairs with the objective of enhancing shareholder value. The Board discharges its responsibilities directly and through its committees.

Our Board consists of nine directors: Dr. Larry Kaiser, Robert J. Ciaruffoli, William L. Ashton, Barry Fishman, Dr. Sara R. May, the Hon. Cathy McMorris Rodgers, Ajay Raju, Patrick J. Mahaffy and Dr. Raza Bokhari.

Our articles provide that the number of directors may be between 1 and 15. The number of directors may be increased or decreased upon approval of the shareholders or, in certain circumstances and subject to our articles, by a majority of the directors. Our directors are elected at each annual general meeting of our shareholders and serve until the next annual meeting of shareholders or until their successors are elected or appointed unless their positions are earlier vacated.

Director Term Limits and Other Mechanisms of Board Renewal

Our Board has not adopted director term limits, a retirement policy for its directors or other automatic mechanisms of board renewal. Our Board will hold office for a one year term and, unless re-elected, will retire from office at the end of the next annual meeting of the shareholders of the Company.

Meetings of Directors

Our Board holds regularly scheduled meetings as well as ad hoc meetings from time to time. The independent members of our Board can also meet, as required, without the non-independent directors and members of management before or after each regularly scheduled board meeting. In 2025, there were a total of 4 meetings of the Board.

Family Relationships

There are no family relationships among our executive officers and directors.

Board Mandate

The Board has adopted a written mandate. The primary mandate of the Board is supervision of the senior management of the business, the going concern and general affairs of the Company, which is available on our corporate website at www.medicuspharma.com/corporate-governance/. The Board discharges certain of its responsibilities through delegation to its committees as more particularly set out in committee mandates.

Position Descriptions

The Board has adopted a written position description for the lead independent director, which position is currently held by Robert J. Ciaruffoli, as well as a written position description for individual directors.

The Board does not intend on adopting written position descriptions for the Chief Executive Officer ("CEO"), other than as described in the CEO's employment contract, or the committee chairs on the basis that the roles are well understood by all of the directors. In general, the roles of the Board and committee chairs are to ensure that the Mandate of the Board or the mandate of a committee, as set out in their respective charters, are carried out in full.

With respect to the chairs of the committees, the Board has determined that their responsibilities include providing leadership to the applicable committee to carry out the committee's mandate as set out in a charter or through regulatory requirements and enhancing the committee's effectiveness through facilitating the committee's interaction with management, the Board and other committees of the Board and reporting as appropriate to the Board with respect to the committee's work.

With respect to the CEO, the CEO is responsible for our overall leadership and management in accordance with the strategies, policies and mandates established by the Board from time to time, and reports to the Board regarding our management and operations including the progress or deviations, if any, from the strategic plans set by the Board.

Orientation and Continuing Education

The Governance Committee, in conjunction with the Chair of the Board, is responsible for ensuring that new directors are provided with an orientation program. It is not anticipated that we will adopt any formal policies with respect to the orientation of new directors, nor is it anticipated to provide continuing education for the directors. Formal policies with respect to director orientation and education will be implemented as and when warranted by growth of our operations.

Ethical Business Conduct

The Board has adopted a written code of conduct and ethics for its directors, officers, employees, contractors and consultants (the "Code"). The Board will be responsible for monitoring compliance with the Code. The Board has also adopted a whistleblower policy.

The Board will take appropriate measures to exercise independent judgment in considering transactions and agreements in respect of which a director or executive officer may have a material interest. Where appropriate, directors will abstain from portions of board or committee meetings to allow independent discussion of points in issue. We intend to disclose any amendments to or waivers of certain provisions of our Code in a Current Report on Form 8-K. The Code is available on our corporate website at www.medicuspharma.com/corporate-governance/.

Conflicts of Interest

When faced with a conflict, it is required that business judgment of responsible persons, uninfluenced by considerations other than our best interests, will be exercised in compliance with the guidelines set out in the Code. Pursuant to the OBCA, any of our officers or directors with a conflict of interest must disclose the nature and extent of such conflict to the Board and recuse themselves from a matter that materially conflicts with that individual's duty as one of our directors or senior officers.

Protection and Proper Use of Corporate Assets, Information and Opportunities

Confidential information is not to be used for any purposes other than ours. This requirement of confidentiality extends beyond the duty not to discuss private information, whether about us and/or our management and also applies to any of our assets, including trade secrets, patient, supplier or customer lists, business plans, computer software, company records and other proprietary information. The Code provides for certain specific guidelines around the duty of confidentiality of our directors, officers, employees, contractors and consultants.

In the situation of contracts with third parties such as suppliers and service providers, management is to share only that information which is needed to satisfy the conditions of the contract and only to those individuals who need to know.

The duty of confidentiality applies to all directors, officers, employees, contractors and consultants even after leaving their position with us, regardless of the reason for departing.

Compliance with Laws, Rules, and Regulations

It is required that we are in compliance with all legislation applicable to our business operations, including but not restricted to the federal and provincial laws of Canada, and any other applicable laws in jurisdictions where the Company operates.

All Board members and employees have a duty to know, understand and comply with any specific legislation pertaining to our business and any legislation applicable to their duties and responsibilities.

The Code provides guidelines surrounding, among other items, compliance with applicable laws, conflicts of interest, certain opportunities, confidentiality and disclosure, employment practices, and use of our property and resources.

Insider Trading Policy

The Board has adopted an insider trading policy to set forth basic guidelines for trading in our securities and to preserve our confidential information so as to avoid any situation that might have the potential to damage our reputation, or which could constitute a violation of applicable securities law by our officers, directors, or employees. Under this policy, "insiders" (i.e., officers, members of the Board and other individuals having access to material non-public information) are prohibited from trading in common shares and other securities on the basis of such material non-public information until after the information has been disclosed to the public. The obligation not to trade on inside information applies not only to our insiders, but also to persons who obtain such information from insiders and use it to their advantage. Thus, liability may be imposed upon us, our insiders and also outsiders who are the source of leaks of material information not yet disclosed to the public and the leaks coincide with purchases or sales of our securities (i) by such insiders or outsiders, (ii) by us, or (iii) by "tippees" (including relatives, friends, investment analysts, etc.).

We have established scheduled "blackout periods" prohibiting sales or purchases by our directors and officers, and any other employee, independent contractor, or consultant of the Company who receives notice from our Chief Financial Officer that they are designated blacked-out employees in respect of a given period prior to the release of financial results which continue until two business days after the time such information has been released to the public and which begin, (i) in the case of interim period financial results, ten business days prior to the end of the fiscal quarter; and (ii) in the case of annual financial results, the period of time beginning one calendar month after the end of the annual period. From time to time due to specific or anticipated events, we may feel it necessary to issue an unscheduled blackout period for a specific or indefinite period covering insiders or specific employees or groups.

In addition, we prohibit our employees, including our named executive officers and the members of the Board, from purchasing any financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) or otherwise engaging in transactions that are designed to or have the effect of hedging or offsetting any decrease in the market value of the Company's equity securities.

Diversity Policy

The Board has adopted a written diversity policy relating to the identification and nomination of directors or members of senior management that are women, Indigenous peoples (First Nations, Inuit, and Metis), persons with disabilities or members of other racial, ethnic and/or visible minorities (collectively, "Designated Groups"). The Board and the Nominating Committee generally identifies, evaluates, and recommends candidates to become members of the Board or members of senior management with the goal of creating a Board and members of the senior management team that, as a whole, consists of individuals who possess extensive knowledge and competencies, diverse points of view, and relevant expertise, provide balance in terms of the knowledge and competencies of and represent all genders, various ages, and geographic and ethnic diversity, religious belief, cultural background, economic circumstance, human capacity, sexual orientation, as well as a broad range of business and educational experience, professional expertise, personal skills and perspectives. The diversity policy identifies specific targets in respect of appointing persons from Designated Groups to the Board and in respect of executive officer appointments.

The diversity policy is available on our corporate website at www.medicuspharma.com/corporate-governance/.

Committees of our Board of Directors

The Board may establish such other committees as it determines to be appropriate. Each permanent committee will have a mandate that is approved by the Board setting out the responsibilities of, and the extent of the powers delegated to, such committee by the Board.

The Board has six standing committees: (1) the Audit Committee, (2) the Nominating Committee, (3) the Compensation Committee, (4) the Governance Committee, (5) the Corporate Disclosure Committee, and (6) the Merger and Acquisitions Committee.

Member	Independent	Audit Committee	Governance Committee	Compensation Committee	Nominating Committee	Corporate Disclosure Committee	Merger & Acquisitions Committee
William L. Ashton	✔	✔		✔			✔
Dr. Raza Bokhari
Robert J. Ciaruffoli	✔	✔	✔	✔	✔	✔	✔
Barry Fishman	✔					✔
Dr. Larry Kaiser	✔		✔	✔	✔		✔
Dr. Sara R. May	✔	✔		✔	✔
Hon. Cathy McMorris Rodgers	✔	✔	✔		✔
Ajay Raju	✔					✔	✔
Patrick Mahaffy	✔		✔			✔

Assessment of Directors, the Board and Board Committees

The Board is responsible for assessing its own mandate and the effectiveness in fulfilling its mandate and assesses the mandate and effectiveness of fulfilling each of the other committees (considering, among other things, the recommendation of the applicable committee) from time to time and at least annually.

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

Composition of the Nominating Committee

As of the date of this Amendment No. 1, the Nominating Committee is comprised of four members as set forth in the following table:

Name	Whether Independent(1)
Robert J. Ciaruffoli	Independent
Dr. Larry Kaiser	Independent
Dr. Sara R. May(2)	Independent
Hon. Cathy McMorris Rodgers	Independent

Notes:

(1) A member of the Nominating Committee is independent if he or she has no direct or indirect 'material relationship' with the Company. A material relationship is a relationship which could, in the view of the Company's Board, reasonably interfere with the exercise of a member's independent judgment. Any executive officer of the Company is deemed to have a material relationship with the Company.

(2) Chair of the Nominating Committee.

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

  approve with respect to qualified candidates for nomination for election to the Board at each annual general and/or special meeting of shareholders;

  making recommendations to the Board with respect to developing and overseeing an orientation program for new directors and a continuing education program for current directors;

  making recommendations to the Board with respect to Board succession; and

  conducting annual performance assessments of the Board.

A copy of the Nominating Committee Charter is available on our corporate website at www.medicuspharma.com/corporate-governance/.

Audit Committee

Composition of the Audit Committee

Our audit committee is currently comprised of four members, including Robert J. Ciaruffoli, the Hon. Cathy McMorris Rodgers, William Ashton and Dr. Sara R. May. Each member of our audit committee is a non-employee member of our Board. In addition, each member of our audit committee is financially literate, as required by the Nasdaq rules and Canadian securities laws and the Board has determined that Robert J. Ciaruffoli qualifies as an "audit committee financial expert" as defined in applicable SEC rules. All of the members of our audit committee are "independent" members of our Board, as required by the Nasdaq rules, Rule 10A-3 of the Exchange Act and Canadian securities laws.

Name	Whether Independent(1)	Whether Financially Literate(2)
Mr. Robert Ciaruffoli(3)	Independent	Financially Literate
Mr. William L. Ashton	Independent	Financially Literate
Dr. Sara R. May	Independent	Financially Literate
Hon. Cathy McMorris Rodgers	Independent	Financially Literate

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

(3) Chair of the Audit Committee.

Relevant Education and Experience

The education and related experience of each of the members of the Audit Committee that is relevant to the performance of his responsibilities as a member of the Audit Committee is described below.

Robert J. Ciaruffoli

Robert J. Ciaruffoli has served as a member of our Audit Committee since 2023. Mr. Ciaruffoli holds a Bachelor of Science in Accounting from Kings College, Wilkes Barre, Pennsylvania. Mr. Ciaruffoli is a CPA and served as the Chairman and CEO of the Parente Beard/Baker Tilly accounting and advisory firm. Mr. Ciaruffoli also served on the Board and executive committee of Baker Tilly International. Throughout his career, Mr. Ciaruffoli has served on numerous for profit and not for profit boards. Presently, he is a board member of Ben Franklin Technology Partners and the co-founder of Broad Street Angels, an angel investor network. He was also the past chairman of the Pennsylvania State Board of Accountancy.

William L. Ashton

William L. Ashton has served as a member of our Audit Committee since 2025. Mr. Ashton is a former Fortune 100 senior executive with more than 35 years of experience in the biotechnology and pharmaceutical industries, including senior leadership roles at Amgen Inc. overseeing U.S. sales, corporate accounts, and government and commercial affairs. He is President of Harrison Consulting Group, LLC and has served on the boards of several publicly traded pharmaceutical companies, as well as national healthcare and scientific organizations. Mr. Ashton holds a B.S. in Education from PennWest California and an M.A. in Education from the University of Pittsburgh.

Dr. Sara R. May

Dr. Sara R. May has served as a member of our Audit Committee since 2024. Dr. May brings deep corporate governance experience through her work with both corporate and not for profit boards, including contributing to the public listing and uplisting process of several start-up cannabis and boutique pharmaceutical companies. Dr. May has served on the board of directors of FV Pharma Inc. (2018 to 2020) and the board of directors of Cannara Biotech (2019 to 2020) where she chaired the Compensation Committee and was a member of the Corporate Governance Committee. She has also been a member of the YMCA Northumberland Charity Board (2020 to 2023) where she chaired the Finance Audit and Risk Committee and has been on the board of directors of Beacon Environmental since 2023.

Hon. Cathy McMorris Rodgers

The Honorable Cathy McMorris Rodgers has served as a member of our Audit Committee since 2025. Ms. Rodgers brings more than 30 years of leadership experience in legislative affairs, energy policy, and civic governance, including her service as the U.S. Representative for Washington's 5th Congressional District from 2004 to 2025, where she represented over 770,000 constituents and provided oversight across numerous federal agencies and boards. She is also a recognized advocate for the disabilities community, with leadership roles at the National Down Syndrome Society, ARC, and Global Down Syndrome, and as the founder and co-chair of the Congressional Task Force on Down Syndrome. Ms. Rodgers holds a Bachelor of Administration in Pre-Law from Pensacola Christian College and an Executive MBA from the Foster School of Business at the University of Washington.

Audit Committee Charter

Our audit committee has adopted an audit committee charter, which details the principal functions of the Audit Committee, including:

  reviewing the financial statements to be included in our annual report and review with the Board and the auditors the results of the annual audit and reviews any financial statements;

  reviewing and recommending to the Board for approval, where appropriate, financial information contained in any prospectuses, annual information forms, annual reports to shareholders, management proxy circulars, press releases, material change disclosures of a financial nature and similar disclosure documents;

  reviewing with our management and with our auditor and assess significant accounting principles and disclosure issues and alternative treatments under IFRS or U.S. GAAP, as applicable, all with a view to gaining reasonable assurance that financial statements present fairly, in all material respects, our financial position, cash flows and the results of our operations in accordance with IFRS or U.S. GAAP, as applicable;

  reviewing and assessing the adequacy and effectiveness of our system of internal control and management information systems, risk management policies and procedures, and financial reporting of any transaction between us, and investigating any alleged fraud;

  reviewing and discussing with our management our major financial risk exposures and the steps taken to monitor and control such exposures, including the use of any financial derivatives and hedging activities;

  reviewing, discussing and investigating any alleged fraud involving our management or employees in relation to the internal controls, including our management's response to any allegations of fraud;

  reviewing the financial reporting of any transaction between us and any officer, director or other "related party" or any entity in which any such person has a financial interest;

  recommending an auditor for nomination and the auditors compensation to the Board, overseeing the work of the auditors, establishing communication with the auditors, reviewing the independence of the auditor, the audit plan, the performance of the auditors, and the results of the external audit and the report thereon;

  monitoring and periodically reviewing our corporate policies and associated procedures, and hiring policies; and

  providing broad oversight of our financial, risk and control related activities.

The Audit Committee has unrestricted access to all information regarding the Company and all our directors, officers and employees and will be directed to cooperate as requested by the Audit Committee. The Audit Committee has the authority to retain, at our expense, outside legal, financial and other advisors, consultants and experts, to assist the Audit Committee in fulfilling its duties and responsibilities. The Audit Committee also has the authority to communicate directly with the auditors and, if applicable, our internal auditors.

A copy of the Audit Committee Charter is available on our corporate website at www.medicuspharma.com/corporate-governance/.

Pre-Approval Policies and Procedures

The Audit Committee will pre-approve all non-audit services to be provided to us by its external auditors. The Audit Committee may delegate to one or more of its members the authority to pre-approve non-audit services but preapproval by such member or members so delegated shall be presented to the full Audit Committee at its first scheduled meeting following such pre-approval.

Compensation Committee

The purpose of the Compensation Committee is to assess and make recommendations to the Board regarding certain compensation matters, including, but not limited to, relating to the development of human resource strategy, policies and programs, the proper utilization of human resources within the Company, with special focus on senior management succession, development and compensation, the compensation of directors and senior executives and other employee benefits.

The Compensation Committee is required to review and assess the adequacy of its charter periodically as conditions dictate, but at least annually, to ensure compliance with any rules or regulations and recommend any modifications to its charter if and when appropriate to the Board for its approval.

Compensation Committee Composition, Interlocks and Insider Participation

As of the date of this Amendment No. 1, the Compensation Committee is comprised of four members as set forth in the following table:

Name	Whether Independent(1)
Robert J. Ciaruffoli	Independent
Dr. Larry Kaiser(2)	Independent
William L. Ashton	Independent
Dr. Sara R. May	Independent

Notes:

(1) A member of the Compensation Committee is independent if he or she has no direct or indirect 'material relationship' with the Company. A material relationship is a relationship which could, in the view of the Company's Board, reasonably interfere with the exercise of a member's independent judgment. Any executive officer of the Company is deemed to have a material relationship with the Company.

(2) Chair of the Compensation Committee.

Each member of our Compensation Committee is a non-employee member of our Board and was not formerly an officer of the Company.

Compensation Committee Charter

The Board has adopted a written charter for the Compensation Committee, which sets out the Compensation Committee's responsibilities, including:

  reviewing and approving on at least on an annual basis, the remuneration of our senior executives including any incentive plans;

  reviewing and recommending at least on an annual basis remuneration, including any incentive plans for the directors to the board;

  reviewing the CEO's goals and objectives, including corporate goals and objectives relevant to the compensation of the CEO and the CEO's performance in light of those goals and objectives;

  keeping abreast of current developments in executive compensation in companies engage in similar industries;

  periodically consult the CEO if the structure and implementation of bonus plans and all share compensation plans require review and update;

  determining those directors, officers, employees and consultants of the Company who will participate in long term incentive plans, the number and type of shares of the Company allocated to each participant under such plan and the time or times when ownership of such shares will vest for each participant;

  reviewing at least on an annual basis, its mandate and recommending any proposed changes to the Board; and

  reporting regularly to the Board in relation to any matters arising from its review of compensation practices.

A copy of the Compensation Committee Charter is available on our corporate website at www.medicuspharma.com/corporate-governance/.

Governance Committee

The primary function of the Governance Committee of the Company is to assist the Board in fulfilling its responsibility to oversee the Company's corporate governance procedures and to assess and make recommendations to the Board regarding certain governance matters.

Composition of the Governance Committee

As of the date of this report, the Governance Committee is comprised of four members as set forth in the following table:

Name	Whether Independent(1)
Dr. Larry Kaiser	Independent
Hon. Cathy McMorris Rodgers (2)	Independent
Robert J. Ciaruffoli	Independent
Patrick J. Mahaffy	Independent

Notes:

(1) A member of the Governance Committee is independent if he or she has no direct or indirect 'material relationship' with the Company. A material relationship is a relationship which could, in the view of the Company's Board, reasonably interfere with the exercise of a member's independent judgment. Any executive officer of the Company is deemed to have a material relationship with the Company.

(2) Chair of the Governance Committee.

Governance Committee Charter

The Board has adopted a written charter for the Governance Committee, which sets out the Governance Committee's responsibilities, including:

  periodically reviewing and assessing the mandate adopted by the Board and recommending any amendments to the Board;

  periodically reviewing and assessing the mandate of each committee of the Board and recommending any amendments to the Board;

  reviewing and assessing the position descriptions for, as such positions may exist from time to time, the Lead Independent Director, Executive Chairman or Chairman of the Board, the Chair of the Audit Committee and the Chair of this Committee and recommending any amendments to the Board;

  periodically reviewing and assessing the Company's policies and recommending any amendments to the Board;

  reviewing and recommending the implementation of structures and procedures to facilitate the Board's independence and the independence of its members from management and to avoid conflicts of interest;

  reviewing, approving and overseeing any transaction or agreement in which a director or senior management has a material interest;

  developing and recommending to the Board for approval a corporate code of conduct for all employees (including senior officers), monitoring compliance with such code, investigating any alleged breach or violation of such code, enforcing the provisions of such code, and reviewing such code periodically and recommending any changes to the Board;

  working with the CEO to foster a healthy governance culture within the Company;

  monitoring the compliance by the Company with other statutory and regulatory requirements applicable to the Company; and

  monitoring developments in the area of governance and recommend initiatives that will help the Company maintain high standards of governance.

A copy of the Governance Committee Charter is available on our corporate website at www.medicuspharma.com/corporate-governance/.

Corporate Disclosure Committee

The Corporate Disclosure Committee consists of Ajay Raju, Robert Ciaruffoli, Patrick Mahaffy and Barry Fishman, with Mr. Raju serving as chairman. The Corporate Disclosure Committee is responsible for assisting the Company's management in (i) determining whether information is material information; (ii) ensuring the timely disclosure of such material information in accordance with applicable securities laws; and (iii) overseeing the disclosure controls, procedures and practices of the Company.

Communications from Shareholders

Shareholders and other interested parties who wish to communicate with the Chair of the Board, the independent or non-management directors, or the Board as a whole, should address such communications to the applicable party or parties and send via e-mail: ir@medicuspharma.com. The Company will review all incoming communications and forward such communications to the appropriate member(s) of the Board. The Company will generally not forward communications that are unrelated to the duties and responsibilities of the Board, including communications that the Company determines to be primarily commercial in nature, personal grievances, and materials that are patently offensive or otherwise inappropriate.

Item 11. Executive Compensation.

Named Executive Officers

Applicable U.S. and Canadian securities laws require the disclosure of compensation received by each named executive officer of the Company for the two most recently completed financial years.

During the financial year ended December 31, 2025, the Company had four named executive officers (each, a "Named Executive Officer"): Dr. Raza Bokhari (Chief Executive Officer), Carolyn Bonner (President and Chief Financial Officer), Dr. Faisal Mehmud (Chief Medical Officer) and Dr. Edward Brennan (Chief Scientific Officer & Head of R&D Program).

Compensation of our named executive officers generally consists of the following elements: base salaries and participation in our equity incentive plan. The following table sets forth all compensation awarded to, or earned by, our named executive officers for the years ended December 31, 2025 and 2024.

Name and principal position	Fiscal Year Ended December 31,	Salary ($)	Share-based Awards ($)	Option-based Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)(1)	Total Compensation ($)
Dr. Raza Bokhari, Chief Executive Officer(2)	2025	-	-	405,864	-	-	226,813	632,677
	2024	-	-	144,414	-	-	15,070	159,484
Carolyn Bonner, Chief Financial Officer and President(3)	2025	310,000	-	83,763	-	-	29,888	423,651
	2024	5,673	-	35,827	-	-	57,798	99,299
Dr. Faisal Mehmud, Chief Medical Officer(4)	2025	333,500	-	287,672	-	-	204,929	826,101
	2024	38,230	-	6,120	-	-	2,166	46,516
Dr. Edward Brennan, Chief Scientific Officer & Head of R&D Program (5)	2025	337,000	-	110,216	-	-	142,415	589,631
	2024	325,710	-	36,934	-	-	165,863	525,508

Notes:

(1) All Other Compensation means all other compensation not reported in any other column of this table.

(2) Dr. Raza Bokhari provided executive services to the Company through an agreement between Medicus and RBx Capital, LP ("RBx"), an entity controlled by Dr. Raza Bokhari. RBx also made available to the Company certain other management services and administrative and executive support. Reimbursable salaries paid to RBx pursuant to this agreement were $125,000 per month through November 2024. In December 2024, reimbursable salaries were changed to $100,000 per month. In December 2025 reimbursable salaries were changed to $125,000 per month.

(3) Ms. Carolyn Bonner has served as our President since September 2023 and become our Acting Chief Financial Officer in September 2025 and then our Chief Financial Officer in December 2025, in addition to retaining her role as President.

(4) Dr. Faisal Mehmud has served as our Chief Medical Officer since November 2024.

(5) Dr. Edward Brennan served as our Chief Medical Officer from September 2023 to November 2024. Dr. Edward Brennan has served as our Chief Scientific Officer & Head of R&D Program since November 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning equity awards granted to our named executive officers that remained outstanding as of December 31, 2025.

	Option awards				Stock awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Dr. Raza Bokhari	250,000	-	0.87	10/24/2028	-	-	-	-
	50,000		2.75	12/17/2029	-	-	-	-
	-	250,000	3.08	07/22/2030	-	-	-	-
		125,000	1.80	12/16/2030	-	-	-	-
Carolyn Bonner	62,500	-	0.87	10/24/2028	-	-	-	-
	10,000	-	2.75	12/17/2029	-	-	-	-
	-	50,000	3.08	12/17/2029	-	-	-	-
	-	75,000	1.80	12/16/2030	-	-	-	-
Dr. Faisal Mehmud	100,000	-	2.26	11/14/2029	-	-	-	-
	-	50,000	3.08	7/22/2030	-	-	-	-
	-	75,000	1.80	12/16/2030
Dr. Edward Brennan	75,000	-	0.87	10/24/2028	-	-	-	-
	20,000	-	2.75	12/17/2029	-	-	-	-
	-	50,000	3.08	7/22/2030	-	-	-	-
	-	50,000	1.80	12/16/2030	-	-	-	-

Notes:

(1) All options have vested and are currently exercisable as of the date of this Amendment No. 1.

Incentive Plan Awards - Value Vested or Earned During the Year

For each Named Executive Officer, the following table sets forth: (1) the value of option-based awards which vested or were earned during the financial year ended December 31, 2025; (2) the value of share-based awards which vested or were earned during the financial year ended December 31, 2025; and (3) the value of non-equity incentive plan compensation earned during the financial year ended December 31, 2025.

Name	Year	Option-Based Awards-Value Vested During the Year (1) ($)	Share-Based Awards-Value Vested During the Year ($)	Non-Equity Incentive Plan Compensation- Value Earned During the Year ($)
Dr. Raza Bokhari	2025	366,234	-	-
Carolyn Bonner	2025	75,837	-	-
Dr. Faisal Mehmud	2025	223,685
Dr. Edward Brennan	2025	94,364	-	-

Notes:

(1) Reflects the aggregate dollar value that would have been realized if the options had been exercised on the vesting date, calculated based on the difference between the market price of the underlying securities at exercise and the exercise price of the options on the vesting date.

Pension Plan Benefits

The Company does not have a pension plan in place and therefore no pension plan benefit awards were made to a director or named executive officer during the financial year ended December 31, 2025

.

Termination and Change of Control Benefits

The termination benefits and change of control benefits for the named executive officers are described under the heading "-Employment and Consulting Agreements with Named Executive Officers" and under the heading "Security Based Compensation Plan-Summary of the Equity Incentive Plan-Termination of Employment or Service" and "Security Based Compensation Plan -Summary of the Equity Incentive Plan-Change of Control" below.

Oversight and Description of Named Executive Officer Compensation

The Company's Compensation Committee is responsible for the oversight of executive officer compensation. The Compensation Committee has established an executive compensation program, which includes equity compensation under the Company's equity incentive plan, approved by shareholders on July 28, 2023 (as amended, the "Equity Incentive Plan"), and the other elements of compensation described herein.

In the performance of its duties, the Compensation Committee is expected to be focused on offering competitive compensation to attract, retain and motivate the best qualified executives for the Company to meet its goals while acting in the interests of the Company and its stakeholders, including but not limited to its shareholders, and pursuing these objectives in a manner that is fiscally responsible.

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

The compensation program is designed to provide competitive levels of compensation. The Company recognizes the need to provide a total compensation package that will attract and retain qualified and experienced executives as well as align the compensation level of each executive to that executive's level of responsibility. In general, the Company's named executive officers may receive compensation that is comprised of two components: (a) a base salary; and (b) equity participation through the Company's Equity Incentive Plan.

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

While the Company recognizes that no compensation program can fully mitigate these risks, the Compensation Committee and Board believe that many of these risks are mitigated by: (i) ensuring incentives tied to share ownership and vesting are weighted to span a number of years; (ii) avoiding narrowly focused performance goals which may encourage loss of focus on providing long-term Shareholder return; (iii) retaining adequate discretion over the application and implementation of the compensation program to ensure that the Compensation Committee and Board retain their business judgment in assessing actual performance; (iv) awarding a significant portion of long-term incentive compensation in the form of security-based awards, which provide a direct link between corporate performance and the level of payout received; and (v) imposing restrictions on the ability of executives to participate in transactions that are designed to hedge or offset a decrease in market value of securities of the Company.

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

This Oversight and Description of Director and Named Executive Officer Compensation was completed by the Company's Compensation Committee.

Employment and Consulting Agreements with Named Executive Officers

We have entered into written employment agreements with Carolyn Bonner, our President and Chief Financial Officer, Edward Brennan, our Chief Scientific Officer & Head of R&D Program and Faisal Mehmud, our Chief Medical Officer. Such agreements provide for a base salary, an annual discretionary bonus, notice and payment requirements upon termination without cause or as a result of a change in control, and payments following or in connection with any other termination or resignation. Ms. Bonner, Mr. Brennan and Mr. Mehmud are also subject to non-solicitation and non-competition agreements prohibiting competing with us and soliciting our clients for a period of one year following termination and also prohibiting soliciting our employees, of officers, executives, or agents for a period of one year following termination.

Summaries of the written employment agreements are set out below and do not purport to be complete and is subject to, and qualified in its entirety by all of the provisions of the applicable employment agreements, which are available on the Company's EDGAR profile at www.sec.gov and SEDAR+ profile at www.sedarplus.ca.

Carolyn Bonner, President and Chief Financial Officer

Employment Agreement (December 1, 2025 - present)

On November 25, 2025, we entered into a five-year employment agreement with Carolyn Bonner, our President and Chief Financial Officer (the "Bonner Employment Agreement"), effective as of December 1, 2025. Pursuant to the Bonner Employment Agreement, Ms. Bonner's compensation includes (i) an annual base salary of $395,000 (the "Bonner Base Salary"); (ii) participation in a discretionary bonus plan, whereas, such bonus will be based on prescribed written performance milestones established by and at the discretion of the CEO subject to certain other factors, including the Company's performance, financial stability, and availability of cash, and whereas, such eligible bonus will increase in annual intervals starting from 60% of the Bonner Base Salary in the first year of employment to 100% of the Bonner Base Salary in the fifth year of employment; and (iii) a discretionary stock option share incentive plan, which is solely at the discretion of the Compensation Committee or the Board of Directors of the Company and whereas Ms. Bonner must be in active employment to receive.

Pursuant to the Bonner Employment Agreement, Ms. Bonner's employment may be terminated without Cause by the Company upon a three-month advance notice. Upon termination without cause by the Company , Ms. Bonner will be entitled to the payment of (i) a payment equivalent to twelve (12) months of the Bonner Base Salary and which shall be paid on regularly scheduled pay dates over such twelve (12) month period; (ii) pro rata target discretionary bonus payment for the partial year worked by Ms. Bonner up to the date notice is provided; (c) benefit plan contributions necessary to maintain Ms. Bonner's participation during the three-month notice period in all benefit plans provided to Ms. Bonner by the Company immediately before the termination; and (d) amounts which may be due and remaining unpaid at the time of termination of employment such as the Bonner Base Salary, vacation pay and expenses properly accrued as of the termination date.

Ms. Bonner may resign upon 90 days' notice, however, it is understood and agreed that the Company shall be entitled to waive all or part of that notice and accept Ms. Bonner's resignation effective at an earlier date, subject to providing Ms. Bonner with payment of amounts which may be due and are unpaid at the time of the resignation such as the Bonner Base Salary, vacation pay and expenses properly accrued up to the end of the 90 day notice period.

In the event of a Change of Control Transaction (as defined in the Bonner Employment Agreement), any unvested options granted to Ms. Bonner shall immediately vest.

Dr. Edward Brennan, Chief Scientific Officer (formerly Chief Medical Officer)

Initial Employment Agreement (September 1, 2023 - December 2, 2024)

On May 23, 2024, we entered into a five-year employment agreement with Dr. Edward Brennan, our Chief Medical Officer (as he then was) (the "Brennan Employment Agreement"), effective as of September 1, 2023. Pursuant to the Brennan Employment Agreement, Mr. Brennan's compensation includes (i) a 50,000 initial stock options vested on May 23, 2024 at a strike price calculated based on 10 days of volume weighted average price from the date of commencement of trading of the securities on the Toronto Stock Exchange ("TSXV"); (ii) an one-time signing bonus of $75,000 disbursed at the time of commencement of employment; (iii) an annual base salary of $295,000 (the "Brennan Base Salary"); (iv) participation in a discretionary bonus plan, whereas, such bonus will be based on prescribed written performance milestones established by and at the discretion of the CEO subject to certain other factors, including the Company's performance, financial stability, and availability of cash, and whereas, such eligible bonus will increase in annual intervals starting from 60% of the Brennan Base Salary in the first year of employment to 100% of the Brennan Base Salary in the fifth year of employment; and (v) a 100,000 stock option share incentive plan, which vests at a rate of 25,000 per year for each completed year of employment commencing one year from May 23, 2024 at a strike price calculated based on 10 days of volume weighted average price from the date of commencement of trading of the securities on the TSXV.

Pursuant to the Brennan Employment Agreement, Mr. Brennan's employment may be terminated without Cause by the Company upon two-month written notice at any time; absent the Company's determination otherwise as set forth in the notice, termination shall be effective immediately upon CEO's receipt of the written notice. Upon termination without cause, Mr. Brennan will be entitled to the payment of (i) a severance payment equivalent to six months' of the Brennan Base Salary; (ii) pro rata target discretionary bonus payment for the partial year worked by Mr. Brennan up to the date notice is provided; (c) benefit plan contributions necessary to maintain Mr. Brennan's participation during the two-month notice period in all benefit plans provided to Mr. Brennan by the Company immediately before the termination; and (d) amounts which may be due and remaining unpaid at the time of termination of employment such as the Brennan Base Salary, vacation pay and expenses properly accrued as of the termination date. All payments made in connection with termination without cause will be subject to withholding under applicable law and shall be made in accordance with the Company's usual practice as in effect from time to time.

Mr. Brennan may resign upon 60 days' notice, however, it is understood and agreed that the Company shall be entitled to waive all or part of that notice and accept Mr. Brennan's resignation effective at an earlier date, subject to providing Mr. Brennan with payment of amounts which may be due and are unpaid at the time of the resignation such as the Brennan Base Salary, vacation pay and expenses properly accrued up to the end of the 60 day notice period.

In the event of a Change of Control Transaction (as defined in the Brennan Employment Agreement), any unvested options granted to Mr. Brennan shall immediately vest.

Amended and Restated Employment Agreement (December 2, 2024 - present)

On December 2, 2024, we entered into an amended and restated five-year employment agreement with Dr. Edward Brennan for employment as our Chief Scientific Officer (the "Amended Brennan Employment Agreement"), effective as of December 2, 2024. Pursuant to the Amended Brennan Employment Agreement, Mr. Brennan's compensation includes (i) an annual base salary of $325,000 (the "Amended Brennan Base Salary"); (ii) participation in a discretionary bonus plan, whereas, such bonus will be based on prescribed written performance milestones established by and at the discretion of the CEO subject to certain other factors, including the Company's performance, financial stability, and availability of cash, and whereas, such eligible bonus will increase in annual intervals starting from 60% of the Amended Brennan Base Salary in the first year of employment to 100% of the Amended Brennan Base Salary in the fifth year of employment; and (iii) a discretionary stock option share incentive plan, which is solely at the discretion of the Compensation Committee or the Board of Directors of the Company and whereas Mr. Brennan must be in active employment to receive.

Pursuant to the Amended Brennan Employment Agreement, Mr. Brennan's employment may be terminated without Cause by the Company upon a two-month advance notice. Upon termination without cause by the Company, Mr. Brennan will be entitled to the payment of (i) a payment equivalent to six (6) months of the Amended Brennan Base Salary and which shall be paid on regularly scheduled pay dates over such six (6) month period; (ii) pro rata target discretionary bonus payment for the partial year worked by Mr. Brennan up to the date notice is provided; (c) benefit plan contributions necessary to maintain Mr. Brennan's participation during the two-month notice period in all benefit plans provided to Mr. Brennan by the Company immediately before the termination; and (d) payment of amounts which may be due and remaining unpaid at the time of termination of employment such as the Amended Brennan Base Salary, vacation pay and expenses properly accrued as of the termination date.

Mr. Brennan may resign upon 60 days' notice, however, it is understood and agreed that the Company shall be entitled to waive all or part of that notice and accept Mr. Brennan's resignation effective at an earlier date, subject to providing Mr. Brennan with payment of amounts which may be due and are unpaid at the time of the resignation such as the Amended Brennan Base Salary, vacation pay and expenses properly accrued up to the end of the 60 day notice period.

In the event of a Change of Control Transaction (as defined in the Amended Brennan Employment Agreement), any unvested options granted to Mr. Brennan shall immediately vest.

Dr. Faisal Mehmud, Chief Medical Officer

Employment Agreement (November 18, 2024 - present)

On November 14, 2024, we entered into a five-year employment agreement with Dr. Faisal Mehmud, our Chief Medical Officer (the "Mehmud Employment Agreement"), effective as of November 18, 2024. Pursuant to the Mehmud Employment Agreement, Mr. Mehmud's compensation includes (i) an one-time signing bonus of $125,000 disbursed upon satisfactorily completing 90 days of employment with the Company; (ii) an annual base salary of $325,000 or GBP £250,790 (the "Mehmud Base Salary"); (iii) participation in a discretionary bonus plan, whereas, such bonus will be based on prescribed written performance milestones established by and at the discretion of the CEO subject to certain other factors, including the Company's performance, financial stability, and availability of cash, and whereas, such eligible bonus will increase in annual intervals starting from 60% of the Mehmud Base Salary in the first year of employment to 100% of the Mehmud Base Salary in the fifth year of employment; and (iv) a 100,000 stock option share incentive plan, which vests at a rate of 25,000 per year for each completed year of employment commencing one year from November 18, 2024 at a strike price calculated based on 10 days of volume weighted average price from the date of commencement of trading of the securities on the TSXV.

Pursuant to the Mehmud Employment Agreement, Mr. Mehmud's employment may be terminated without Cause by the Company upon a two-month advance notice. Upon termination without cause by the Company, Mr. Mehmud will be entitled to the payment of (i) a payment equivalent to six (6) months of the Mehmud Base Salary and which shall be paid on regularly scheduled pay dates over such six (6) month period; (ii) pro rata target discretionary bonus payment for the partial year worked by Mr. Mehmud up to the date notice is provided; (c) benefit plan contributions necessary to maintain Mr. Mehmud's participation during the two-month notice period in all benefit plans provided to Mr. Mehmud by the Company immediately before the termination; and (d) amounts which may be due and remaining unpaid at the time of termination of employment such as the Mehmud Base Salary, vacation pay and expenses properly accrued as of the termination date.

Mr. Mehmud may resign upon 60 days' notice, however, it is understood and agreed that the Company shall be entitled to waive all or part of that notice and accept Mr. Mehmud's resignation effective at an earlier date, subject to providing Mr. Mehmud with payment of amounts which may be due and are unpaid at the time of the resignation such as the Mehmud Base Salary, vacation pay and expenses properly accrued up to the end of the 60 day notice period.

In the event of a Change of Control Transaction (as defined in the Mehmud Employment Agreement), any unvested options granted to Mr. Mehmud shall immediately vest.

Liability Insurance of Directors and Officers

The Company has directors' and officers' liability insurance coverage for losses to the Company if the Company is required to reimburse directors and officers, where permitted, and for direct indemnity of directors and officers where corporate reimbursement is not permitted by law. The insurance protects the Company against liability (including costs), subject to standard policy exclusions, which may be incurred by directors and/or officers acting in such capacity for the Company. All directors and officers are covered by the policy and the amount of insurance applies to all directors and officers equally. This insurance provides a coverage limit of $10,000,000. For the year ended December 31, 2025, the Company paid $698,792 in liability insurance premium for our directors and our officers.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all compensation awarded to, or earned by, our non-executive directors for the year ended December 31, 2025.

Director	Fees earned ($)(1)	Share-based Awards ($)	Option-based Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total Compensation ($)
Dr. Larry Kaiser	70,000	-	68,982	-	-	-	138,982
Robert J. Ciaruffoli	85,000	-	68,982	-	-	-	153,982
William L. Ashton	64,429	-	68,982	-	-	-	133,411
Barry Fishman	81,716	-	68,982	-	-	-	150,698
Dr. Sara R. May	70,012	-	68,982	-	-	-	138,944
Frank Lavelle(2)	39,185	-	19,981	-	-	-	59,166
Hon. Cathy McMorris Rodgers(3)	31,005	-	27,360	-	-	-	58,365
Ajay Raju(4)	26,576	-	27,360	-	-	-	53,936
Patrick J. Mahaffy(5)	20,380	-	13,923	-	-	-	34,303

Notes:

(1) All non-executive directors were paid $60,000 annually (increased to $75,000 annually in the fourth quarter of 2025), in quarterly installments, as compensation for Board membership in 2025. In addition, committee Chairs received an annual compensation of $10,000, other than the Chair of the Audit Committee, who received $15,000, and Mr. Ciaruffoli, as the lead director, who received an additional $10,000 per annum.

(2) Mr. Lavelle did not stand for re-election at our 2025 annual and special meeting of shareholders held on July 22, 2025 (the "2025 Meeting").

(3) Ms. McMorris Rodgers joined the Board in July 2025 following election at the 2025 Meeting.

(4) Mr. Raju joined the Board in July 2025 following election at the 2025 Meeting.

(5) Mr. Mahaffy joined the Board in August 2025.

Directors' Service Contracts

There are no arrangements or understandings between us, on the one hand, and any of our directors, on the other hand, providing for benefits upon termination of their service as directors of our company.

Option Awards

The Company has no specific policy or practice on the timing of awards of options or option-like instruments in relation to the disclosure of material nonpublic information by the Company. In the event the Company determines to grant awards of options in the future, the Board will evaluate the appropriate steps to take in relation to the foregoing. The Company has not timed the disclosure of material nonpublic information to affect the value of executive compensation.

The following table contains information required by Item 402(x)(2) of Regulation S-K about stock options granted to our NEOs in 2025 during the period from four business days before to one business day after the filing of the Company's Annual Report on Form 10-K, the Company's Quarterly Report on Form 10-Q, or any of the Company's Current Reports on Form 8-K that disclosed material nonpublic information:

NEO	Grant Date	Number of securities underlying the award	Exercise price of the award ($/Sh)	Grant date fair value of the award	Percentage change in the closing market
price of the securities underlying the
award between the trading day ending
immediately prior to the disclosure of
material nonpublic information and the
trading day beginning immediately
following the disclosure of material
					nonpublic information
Dr. Raza Bokhari	7/22/2025	250,000	$3.08	$2.35	(0.97%)
Carolyn Bonner	7/22/2025	50,000	$3.08	$2.35	(0.97%)
Dr. Faisal Mehmud	7/22/2025	50,000	$3.08	$2.35	(0.97%)
Dr. Edward Brennan	7/22/2025	50,000	$3.08	$2.35	(0.97%)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common shares as of April 15, 2026, by:

    each person known by us to be the beneficial owner of more than 5% of our outstanding common shares;

    each of our executive officers and directors; and

    all our executive officers and directors as a group.

The number of shares beneficially owned by each shareholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 41,818,092 common shares outstanding as of April 15, 2026. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, common shares subject to options, warrants, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of April 15, 2026 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Shares
Directors and Executive Officers of Medicus Pharma Ltd.(1)
Dr. Raza Bokhari	1,343,173(2)	3.2%
Carolyn Bonner	166,405(3)	*
Edward Brennan	268,000(4)	*
Faisal Mehmud	175,000(5)	*
Andrew Smith	125,164(6)	*
Robert J. Ciaruffoli	83,750(7)	*
Larry Kaiser	71,250(8)	*
Barry Fishman	71,250(9)	*
Sara R. May	71,250(10)	*
Ajay Raju	2,031,250(11)	4.9%
William Ashton	72,500(12)	*
Hon. Cathy McMorris Rodgers	31,250(13)	*
Patrick Mahaffy	66,685(14)	*
All officers and directors as a group (13 individuals)	4,576,927	10.5%
Five Percent Holders of Medicus Pharma Ltd.
Dr. Kenneth Melani	3,323,741(15)	7.9%

Notes:

* Less than one percent.

(1) Unless otherwise noted, the business address of each of our directors and executive officers is 300 Conshohocken State Rd., Suite 200 W. Conshohocken, PA 19428.

(2) Includes 793,174 Common Shares held by RBx, an entity controlled by Dr. Raza Bokhari. Dr. Raza Bokhari may be deemed the beneficial owner of securities held by RBx. Includes 550,000 Common Shares underlying stock options that are currently exercisable.

(3) Includes 147,500 Common Shares underlying stock options that are currently exercisable.

(4) Includes 157,500 Common Shares underlying stock options and 24,000 Common Shares underlying Public Warrants that are currently exercisable.

(5) Includes 175,000 Common Shares underlying stock options that are currently exercisable.

(6) Includes 125,000 Common Shares underlying stock options that are currently exercisable.

(7) Includes 71,250 Common Shares underlying stock options that are currently exercisable.

(8) Includes 71,250 Common Shares underlying stock options that are currently exercisable.

(9) Includes 71,250 Common Shares underlying stock options that are currently exercisable.

(10) Includes 71,250 Common Shares underlying stock options that are currently exercisable.

(11) Includes 2,000,000 Common Shares held of record by 215 Capital Togo PHL Fund I, LP, an entity controlled by Ajay Raju and 31,250 Common Shares underlying stock options that are currently exercisable.

(12) Includes 71,250 Common Shares underlying stock options that are currently exercisable.

(13) Includes 31,250 Common Shares underlying stock options that are currently exercisable.

(14) Includes 6,250 Common Shares underlying stock options that are currently exercisable.

(15) Includes 2,914,330 Common Shares held by Velocity Fund Partners, LP, an entity controlled by Dr. Kenneth R. Melani. Dr. Kenneth R. Melani's address is 1100 Stonegate Manor, Cheswick, PA 15024.

The Company's outstanding warrants consist of (1) public warrants to purchase common shares, issued as a component of the units sold by the Company in its U.S. initial public offering with an exercise price of $4.64 and expiration date of November 15, 2029 (the "Public Warrants"), (2) units issued in connection with the Company's Tier II Regulation A offering, at a price of $2.80 per unit, consisting of one common share of the Company and one warrant to purchase one common share of the Company (the "Regulation A Warrants"), (3) units, with each unit consisting of one common share of the Company, and one warrant to purchase one common share, at a price of $3.10 per unit (the "June 2030 Warrants") and (4) warrants exercisable for one common share at an exercise price of $2.00 per share (the "Private Warrants").

Based upon a review of the information provided to us by our transfer agent, as of April 15, 2026, there were 189 record holders of our common shares, one holder of record of our Public Warrants, one holder of record of our Regulation A Warrants, one holder of record of our June 2030 Warrants and one holder of record of our Private Warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

SECURITY BASED COMPENSATION PLAN

The Equity Incentive Plan allows for the issuance of restricted share units ("RSUs"), and stock options ("Options", and together with the RSUs, "Awards"). The Plan is currently set to expire on July 28, 2033.

Summary of the Equity Incentive Plan

The following is a summary of certain provisions of the Equity Incentive Plan. It does not purport to be complete and is subject to, and is qualified in its entirety by all of the provisions of the Equity Incentive Plan, which is available on the Company's EDGAR profile at www.sec.gov and SEDAR+ profile at www.sedarplus.ca.

Purpose

The purpose of the Equity Incentive Plan is to (i) assist in the reward, retention and motivation of directors, consultants, and key employees of the Company and its designated affiliates, (ii) link the reward of such persons to shareholder value creation, and (iii) align the interests of the directors, consultants, and key employees of the Company with its shareholders by providing an opportunity to receive an equity interest in the Company.

Administration of the Equity Incentive Plan

The Equity Incentive Plan is administered by the Compensation Committee, which has full authority to administer the Equity Incentive Plan, subject to the rules of any stock exchange on which the common shares are listed, including the authority to: (i) interpret and construe any provision of the Equity Incentive Plan; (ii) adopt, amend, and rescind such rules and regulations for administering the Equity Incentive Plan as the Compensation Committee deems necessary or desirable in order to comply with the requirements of the Equity Incentive Plan subject in all cases to compliance with regulatory requirements; (iii) permit an Option to be exercised by way of a "cashless exercise" or "net exercise" basis on terms established by the Compensation Committee in its sole discretion and in accordance with the policies of the Nasdaq, or such other principal market on which the common shares are then traded as designated by the Compensation Committee (the "Stock Exchange").

The Compensation Committee may correct any defect or supply any omission or reconcile any inconsistency in the Equity Incentive Plan, in the manner and to the extent the Compensation Committee deems, in its discretion, necessary or desirable. All actions taken and all interpretations and determinations made by the Compensation Committee in good faith shall be final and conclusive and shall be binding on each of the Participants (as defined below) and the Company.

Eligibility

The Compensation Committee determines the employees, directors and consultants of the Company who are eligible to participate in the Equity Incentive Plan (the "Participants"). The extent to which any Participant is entitled to receive a grant of an Award pursuant to the Equity Incentive Plan will be determined in the sole and absolute discretion of the Compensation Committee. For Awards granted to eligible directors, eligible employees and consultants, the Company and the Participant are responsible for ensuring and confirming that the Participant is a bona fide eligible director, eligible employee or consultant, as the case may be.

Common Shares Subject to the Equity Incentive Plan

The Equity Incentive Plan is a "rolling up to 10% and fixed up to 10%" security-based compensation plan. The Equity Incentive Plan is: a "rolling" plan pursuant to which the number of common shares that are issuable pursuant to the exercise of Options granted under the Equity Incentive Plan shall not exceed 10% of the issued and outstanding common shares as at the date of any Option grant; and a "fixed" plan under which the number of common shares that are issuable pursuant to all Awards other than Options granted under the Equity Incentive Plan and under any other security based compensation plan, in the aggregate is a maximum of 10% of the issued and outstanding common shares as at the effective date of implementation of the Equity Incentive Plan.

Insider Participation Limit, Individual Limits, Annual Grant Limits and Non-Employee Director Limits

The maximum number of common shares reserved for issue pursuant to Awards granted under the Equity Incentive Plan to Participants who are "insiders" (as a group) in any 12-month period shall not exceed 10% of the number of common shares then outstanding, unless disinterested shareholder approval is received therefor in accordance with the policies of the Stock Exchange.

The maximum number of common shares reserved for issue pursuant to Awards granted under the Equity Incentive Plan to Participants who are "insiders" (as a group) at any point in time shall not exceed 10% of the number of common shares then outstanding, unless disinterested shareholder approval is received therefor in accordance with the policies of Stock Exchange.

The maximum number of common shares reserved for issue under Awards granted to any one Participant in any 12-month period shall not exceed 5% of the number of common shares then outstanding, unless disinterested shareholder approval is received therefor in accordance with the policies of the Stock Exchange.

The maximum number of common shares reserved for issue under Awards granted to any one consultant in any 12-month period shall not exceed 2% of the number of common shares then outstanding.

The maximum number of common shares reserved for issue under Options granted to all Participants conducting investor relations activities in any 12-month period shall not exceed, in the aggregate, 2% of the number of common shares then outstanding. Options granted to Participants performing investor relations activities shall vest in stages over a 12-month period, with no more than one-quarter of the Options vesting in any three-month period. No acceleration of the vesting provisions of Options granted to persons retained to provide investor relations activities is allowed without the prior acceptance of the Stock Exchange.

Types of Awards

The Equity Incentive Plan provides for the grant of Options and RSUs. All of the Awards described below are subject to the conditions, limitations, restrictions, exercise price, vesting, settlement and forfeiture provisions determined by the Board, in its sole discretion, subject to such limitations provided in the Equity Incentive Plan. In addition, subject to the limitations provided in the Equity Incentive Plan and in accordance with applicable law, the Board may accelerate or defer the vesting of Awards, modify outstanding Awards, and waive any condition imposed with respect to Awards or common shares issued pursuant to Awards.

Options

An Option is an option granted by the Company to a Participant entitling such Participant to acquire a designated number of common shares from treasury at the exercise price, subject to the provisions of the Equity Incentive Plan. For greater certainty, the Company is obligated to issue and deliver the designated number of common shares on the exercise of an Option and shall have no independent discretion to settle an Option in cash or other property other than common shares issued from treasury. For the avoidance of doubt, no dividend equivalents shall be granted in connection with an Option.

Subject to the provisions set forth in the Equity Incentive Plan and any shareholder or regulatory approval which may be required, the Compensation Committee shall, from time to time by resolution, in its sole discretion, (a) designate the eligible director, eligible employee or consultant who may receive Options under the Equity Incentive Plan, (b) fix the number of Options, if any, to be granted to each eligible director, eligible employee or consultant and the date or dates on which such Options shall be granted, (c) determine the price per common share to be payable upon the exercise of each such Option, (d) determine the relevant vesting provisions (including performance criteria, if applicable) and (e) determine the period of time during which the particular Option may be exercised (the "Option Period").

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

The price per share (the "Exercise Price") at which any common share which is the subject of an Option may be purchased shall be determined by the Compensation Committee at the time the Option is granted, provided that the Exercise Price shall be not less than the closing price of the common shares on the Stock Exchange on the last trading day immediately preceding the date of the grant of such Option less the maximum discount, if any, permitted by the Stock Exchange or, if the common shares are not then listed on any Stock Exchange, the Exercise Price shall not be less than the fair market value of the common shares as may be determined by the Board on the day immediately preceding the date of the grant of such Option. Disinterested shareholder approval shall be required for any reduction in the Exercise Price of any Option if the optionee is an insider of the Company at the time of the proposed amendment to the Exercise Price.

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

Subject to the provisions of the Equity Incentive Plan and any shareholder or regulatory approval which may be required, the Compensation Committee shall, from time to time by resolution, in its sole discretion, (a) designate the eligible director, eligible employee or consultant who may receive RSUs under the Equity Incentive Plan, provided such person was not retained to provide investor relations activities, (b) fix the number of RSUs, if any, to be granted to each eligible director, eligible employee or consultant and the date or dates on which such RSUs shall be granted, (c) determine the relevant conditions, vesting provisions and the restriction period of such RSUs, and (d) determine any other terms and conditions applicable to the granted RSUs, which need not be identical and which, without limitation, may include non-competition provisions, subject to the terms and conditions prescribed in the Equity Incentive Plan, in any RSU agreement, and any applicable rules of the Stock Exchange.

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

The Compensation Committee shall have sole discretion to (a) determine if any vesting conditions with respect to a RSU, including any performance criteria or other vesting conditions contained in the applicable RSU agreement, have been met, (b) waive the vesting conditions applicable to RSUs (or deem them to be satisfied), and (c) extend the restriction period with respect to any grant of RSUs, provided that any such extension shall not result in the restriction period for such RSUs extending beyond the RSU Outside Expiry Date (as defined below) and, provided, further, that any such determination, waiver or extension to an RSU granted to an eligible director, eligible employee or consultant who is a U.S. person shall be made in accordance with Section 409A of the U.S. Code. The Company shall communicate to a Participant, as soon as reasonably practicable, the date on which all such applicable vesting conditions in respect of a grant of RSUs to the Participant have been satisfied, waived or deemed satisfied and such RSUs have vested (the "Vesting Date").

Dividend Equivalents

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

Black-out Periods

If the expiry date of an Option falls within a blackout period or within ten business days after the expiry of a blackout period, then the expiry date of the Option will be the date which is ten business days after the expiry of the blackout period.

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

Termination of Employment or Service

Options

If a Participant shall:

(a) cease to be a director or of a designated affiliate, as the case may be (and is not or does not continue to be an employee thereof), for any reason (other than death); or

(b) cease to be employed by, or provide services to, the Company or the designated affiliates (and is not or does not continue to be a director or officer thereof), or any corporation engaged to provide services to the Company or the designated affiliates, for any reason (other than death) or shall receive notice from the Company or any designated affiliate of the termination of their employment contract;

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

RSUs

If a Participant shall:

(a) cease to be a director or of a designated affiliate, as the case may be (and is not or does not continue to be an employee thereof), for any reason (other than death); or

(b) cease to be employed by, or provide services to, the Company (and is not or does not continue to be a director or officer thereof), or any corporation engaged to provide services to the Company, for any reason (other than death) or shall receive notice from the Company of the termination of their employment contract;

(the earliest to occur of any of the foregoing events being referred to as a Termination), the Participant's participation in the Equity Incentive Plan shall be terminated immediately, all RSUs credited to such Participant's account that have not vested shall be forfeited and cancelled, and the Participant's rights that relate to such Participant's unvested RSUs shall be forfeited and cancelled on the date of such Termination. Notwithstanding the foregoing, if the Compensation Committee, in its sole discretion, instead accelerates the vesting or waives vesting conditions with respect to all or some portion of outstanding unvested RSUs, the date of such action is the Vesting Date.

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

Change of Control

Under the Equity Incentive Plan, in the event of a potential change in control, except as otherwise provided in the applicable resolution granting an Award, the Board shall provide for the treatment of each outstanding Award as it determines in its sole discretion, which treatment need not be uniform for all Participants and/or Awards and which may include, without limitation, one or more of the following:

(a) (i) continuation of such Awards or (ii) conversion of such Awards into, or substitution or replacement of such Awards with, an Award with respect to shares of the successor corporation (or a parent or subsidiary thereof) with substantially equivalent terms and value as such Awards (which value as at immediately following such change in control shall not exceed the intrinsic value of any such Option as at immediately prior to such change in control), effected in accordance with Sections 409A and 424 of the United States Internal Revenue Code of 1986 to the extent applicable; and/or

(b) acceleration of the vesting and the right to exercise such Option or settle such RSU as at immediately, or during a specified period, prior to such change in control, and the termination of such Option to the extent such Option is not timely exercised. If the change in control is not completed within the time specified therein (as the same may be extended), the Awards which vest pursuant to the Equity Incentive Plan shall be returned by us to the Participant and, if exercised or settled, as applicable, the common shares issued on such exercise or settlement shall be reinstated as authorized but unissued common shares and the original terms applicable to such Awards shall be reinstated.

(c) for purposes of the application of the change in control provisions to any outstanding Award, if such Award is subject to performance criteria (including any performance vesting conditions), the level of attainment of such criteria shall be determined by the Board in its sole discretion, including, without limitation, by deeming such criteria attained at the applicable target or maximum level regardless of actual performance, or measuring the attainment of such criteria based on actual performance through such change in control or a specified date prior thereto.

Notwithstanding the foregoing, to the extent necessary to comply with Section 409A of the Code with respect to the payment of deferred compensation to any U.S. taxpayer, change in control shall be limited to a change in control event as defined in Treasury Regulations (as defined below) Section 1.409A-3(i)(5) prescribed pursuant to Section 409A of the Code.

Non-Transferability of Awards

No rights under the Equity Incentive Plan and no Award granted pursuant to the Equity Incentive Plan are assignable or transferable by any Participant other than pursuant to a will or by the laws of descent and distribution.

Amendments to the Equity Incentive Plan

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

Subject to the provisions of the Equity Incentive Plan, the Compensation Committee also has the right, under the Equity Incentive Plan with the approval of the shareholders of the Company by ordinary resolution including, if required by the applicable Stock Exchange, disinterested shareholder approval, to make amendments to the Equity Incentive Plan not contemplated above, including, but not limited to:

(a) any change to the number of common shares issuable from treasury under the Equity Incentive Plan, including an increase to the fixed maximum percentage or number of common shares or a change from a fixed maximum percentage of common shares to a fixed maximum number of common shares or vice versa;

(b) any amendment which reduces the exercise price of any Award, provided, however, that, for greater certainty, disinterested shareholder approval will be required for any amendment which reduces the exercise price of any Option if the Participant is an insider of the Company at the time of the proposed amendment;

(c) any amendment which extends the expiry date of an Award, or the restriction period of any RSU beyond the original expiry date or restriction period, except in the event of an extension due to a blackout period;

(d) any amendment which cancels any Award and replaces such Award with an Award which has a lower exercise price or other entitlement;

(e) any amendment which would permit Awards to be transferred or assigned by any Participant; and

(f) any amendments to the amendment provisions of the Equity Incentive Plan.

Notwithstanding the foregoing: any amendment to the Equity Incentive Plan shall be subject to the receipt of all required regulatory approvals including, without limitation, the approval of the Stock Exchange.

Securities Authorized for Issuance under The Equity Incentive Plan

The following table sets forth the number of common shares to be issued, including upon exercise of outstanding convertible securities, pursuant to the Company's equity compensation plans, the weighted-average exercise price of such outstanding convertible securities and the number of common shares remaining available for future issuance under equity compensation plans as at December 31, 2025.

Plan Category	Number of common shares to be issued upon exercise of outstanding Options, warrants and rights	Weighted-average exercise price of outstanding Options, warrants and rights	Number of common shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,505,000	$2.05	12,630
Equity compensation plans not approved by security holders	-	-	-
Total	2,505,000	$2.05	12,630

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

Related Transactions

The Company's Audit Committee Charter provides that the Audit Committee is responsible for approving all transactions or business relationships involving the Company and any director or executive officer, including any transactions between the Company and either the director or officer personally, members of their immediate families, or entities in which they have an interest.

In evaluating related party transactions, the Audit Committee members apply the same standards of good faith and fiduciary duty they apply to their general responsibilities as a committee of the Board and as individual directors. The Audit Committee will approve a related party transaction when, in its good faith judgment, the transaction is in the best interest of the Company.

Management Contracts

Management Agreement with RBx Capital, LP

The Company is party to a management agreement dated October 18, 2023 with RBx, an entity controlled by Dr. Raza Bokhari, that provides for certain managerial positions to be filled from within RBx (the "Management Agreement"). RBx is responsible for the payment and provision of all wages, bonuses and benefits for these positions. Reimbursable salaries paid to RBx pursuant to this agreement are $100,000 per month. Reimbursable salaries paid to RBx were $1,200,000 during the year ended December 31, 2025.

Director Independence

The Board has determined that eight members of the Board are "independent," as defined under the Nasdaq Rules and for purposes of Canadian securities laws and therefore, a majority of the directors on the Board are independent. Dr. Bokhari is not considered independent by virtue of his management position. Each director that is a member of any of the compensation, nominating and audit committees is independent under such committee independence standards.

Under the Nasdaq Rules, independent directors must comprise a majority of a listed company's board of directors. For purposes of the Nasdaq Rules, an independent director means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, subject to certain additional limitations. A director is considered to be independent for the purposes of Canadian securities laws if the director has no direct or indirect material relationship to the Company. A material relationship is a relationship that could, in the view of the Board, be reasonably expected to interfere with the exercise of a director's independent judgment. Certain individuals, such as our employees and executive officers, are deemed by Canadian securities laws to have material relationships with us.

The Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, the Board has determined William L. Ashton, Robert J. Ciaruffoli, Barry Fishman, Dr. Larry Kaiser, Dr. Sara R. May, Hon. Cathy McMorris Rodgers, Patrick Mahaffy and Ajay Raju, representing eight of the nine members of the Board, are "independent" as that term is defined under the Nasdaq Rules. In making this determination, the Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director. Dr. Bokhari is not independent by virtue of being the Company's Chief Executive Officer. Dr. Bokhari is the Chairman of the Board. Robert J. Ciaruffoli acts as independent lead director and will assume the duties of the Chairman as and when required to address any actual or potential conflicts of interest.

Structures and processes are in place to permit the Board to function independently of management, including for purposes of encouraging an objective process for nominating directors and determining executive compensation.

Certain members of the Board are also members of the boards of other public companies. The Board has not adopted a director interlock policy, but is kept informed of other public directorships held by its members.

Item 14. Principal Accountant Fees and Services.

Current Principal Independent Accountant Fees and Services

The aggregate fees billed to us by KPMG LLP, our current independent registered public accounting firm, for the indicated services for the fiscal year ended December 31, 2025 were as follows:

Financial Year Ending	Audit Fees(1)	Audit-Related Fees	Tax Fees	All Other Fees(2)
December 31, 2025	$724,392	$0	$0	$2,730

Notes:

(1) Audit Fees include fees for audits of financial statements filed with the SEC, quarterly reviews, comfort letters, consents, review of registration statements and accounting consultations on matters reflected in the financial statements.

(2) All other fees include aggregate fees billed for professional services which reflects the costs associated with the accounting research tool provided by KPMG LLP.

Prior Principal Independent Accountant Fees and Services

The aggregate fees billed to us by EisnerAmper LLP, our prior independent registered public accounting firm, for the indicated services for the fiscal year ended December 31, 2024 were as follows:

Financial Year Ending	Audit Fees(1)	Audit-Related Fees	Tax Fees	All Other Fees
December 31, 2024	$168,000	$0	$0	$0

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

Exhibit Number	Description

2.1	Amended and Restated Business Combination Agreement, dated May 12, 2023, by and among the Registrant, RBx Capital LP, SkinJect, Inc. and the Shareholders of SkinJect, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

2.2	Amendment No. 1 to Amended and Restated Business Combination Agreement, dated May 18, 2023, by and among the Registrant, RBx Capital LP, SkinJect, Inc. and the Shareholders of SkinJect, Inc. (incorporated by reference from Exhibit 2.2 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

2.3	Amendment No. 2 to Amended and Restated Business Combination Agreement, dated August 29, 2023, by and among the Registrant, RBx Capital LP, SkinJect, Inc. and the Shareholders of SkinJect, Inc. (incorporated by reference from Exhibit 2.3 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

2.4#	Share Exchange Agreement, dated June 29, 2025, by and between Medicus Pharma Ltd., Antev Limited and each of the securityholders of Antev Limited party thereto (incorporated by reference from Exhibit 2.1 to Amendment No. 1 to the Registrant's Current Report on Form 8-K, filed with the SEC on July 3, 2025)

2.5#	Deed of Variation, dated August 1, 2025, relating to that certain Securities Exchange Agreement, dated June 29, 2025, by and between Antev Limited, the Antev Vendors' Representatives and Medicus Pharma Ltd. (incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 2, 2025)

2.6#	Further Deed of Variation, dated August 15, 2025, relating to that certain Securities Exchange Agreement, dated June 29, 2025, by and between Antev Limited, the Antev Vendors' Representatives and Medicus Pharma Ltd. (incorporated by reference from Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 2, 2025)

3.1	Articles of Incorporation of Medicus Pharma Ltd. (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

3.2	Articles of Amendment of Medicus Pharma Ltd., effective as of September 29, 2023 (incorporated by reference from Exhibit 3.2 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

3.3	Articles of Amendment of Medicus Pharma Ltd., effective as of October 28, 2024 (incorporated by reference from Exhibit 3.4 to the Registrant's Registration Statement on Form F-1, filed with the SEC on October 29, 2024)

3.4	Articles of Amendment of Medicus Pharma Ltd., effective as of August 8, 2025 (incorporated by reference from Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2025)

3.5	Bylaws of Medicus Pharma Ltd. (incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2025)

4.1	Description of Securities of Medicus Pharma Ltd. (incorporated by reference to Exhibit 4.1 to the Original Form 10-K)

4.2	Warrant Agency Agreement, dated November 15, 2024 by and between Medicus Pharma Ltd. and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference from Exhibit 99.3 to the Registrant's Form 6-K, furnished to the SEC on November 18, 2024)

4.3	Public Warrant (incorporated by reference from Exhibit 99.4 to the Registrant's Form 6-K, furnished to the SEC on November 18, 2024)

4.4	Regulation A Warrant (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 11, 2025)

4.5	Warrant Agency Agreement, dated March 10, 2025, by and between the Registrant and Odyssey Transfer and Trust Company, as Warrant Agent (incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 11, 2025)

4.6	Form of Subscription Agreement (incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-1, filed with the SEC on May 27, 2025)

4.7	June 2030 Warrant (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on June 2, 2025)

4.8#	Warrant Agency Agreement, dated June 2, 2025, by and between Medicus Pharma Ltd. and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on June 2, 2025)

4.9	Form of Private Warrant (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on July 14, 2025)

4.10	Debenture (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 18, 2025)

4.11	Form of Series C Private Warrant (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 8, 2025)

4.12	Form of Series D Private Warrant (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 8, 2025)

10.1†	Exclusive License Agreement, dated April 29, 2016, by and between the University of Pittsburgh - Of the Commonwealth System of Higher Education and SkinJect, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

10.2	First Amendment to Exclusive License Agreement, dated February 26, 2020, by and between the University of Pittsburgh - Of the Commonwealth System of Higher Education and SkinJect, Inc. (incorporated by reference from Exhibit 10.2 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

10.3	Second Amendment to Exclusive License Agreement, dated April 23, 2024, by and between the University of Pittsburgh - Of the Commonwealth System of Higher Education and Medicus Pharma Ltd. (incorporated by reference from Exhibit 6.3 to the Registrant's Offering Statement on Form 1-A, filed with the SEC on February 14, 2025)

10.4†	Clinical Trial Agreement, dated December 3, 2021, by and between SkinJect, Inc., The Trustees of Columbia University in the City of New York, the New York and Presbyterian Hospital and Faramarz Samie, M.D. (incorporated by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

10.5+	Medicus Pharma Ltd. Equity Incentive Plan (as amended) (incorporated by reference from Exhibit 4.6 to the Registrant's Registration Statement on Form S-8, filed with the SEC on November 14, 2024)

10.6+	Employment Agreement, dated November 14, 2024, by and between Medicus Pharma Ltd. and Faisal Mehmud (incorporated by reference from Exhibit 6.7 to the Registrant's Offering Statement on Form 1-A, filed with the SEC on February 14, 2025)

10.7+	Amended and Restated Employment Agreement, dated December 2, 2024, by and between Medicus Pharma Ltd. and Edward Brennan (incorporated by reference from Exhibit 6.8 to the Registrant's Offering Statement on Form 1-A, filed with the SEC on February 14, 2025)

10.8+	Management Agreement, dated October 18, 2023, by and between Medicus Pharma Ltd. and RBx Capital, LP (incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)

10.9	Standby Equity Purchase Agreement, dated as of February 10, 2025, by and between Medicus Pharma Ltd. and YA II PN, LTD. (incorporated by reference from Exhibit 1.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 11, 2025)

10.10	Form of Warrant Inducement Agreement (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on July 14, 2025)

10.11+	Employment Agreement, dated June 13, 2025, by and between Medicus Pharma Ltd. and Andrew Smith (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2025)

10.12	Securities Purchase Agreement, by and between Medicus Pharma Ltd. and YA II PN, Ltd., dated September 17, 2025 (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 18, 2025).

10.13	Global Guaranty Agreement, by and among the subsidiaries of Medicus Pharma Ltd. set forth in Schedule I thereto, dated September 17, 2025 (incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 18, 2025).

10.14	Form of Warrant Inducement Agreement (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 8, 2025)

10.15	Equity Distribution Agreement, dated December 29, 2025, by and among Medicus Pharma Ltd., Maxim Group LLC and Yorkville Securities, LLC (incorporated by reference from Exhibit 1.1 to the Registrant's Registration Statement on Form S-3, filed with the SEC on December 30, 2025)

10.16+	Amended and Restated Employment Agreement, dated November 25, 2025, by and between Medicus Pharma Ltd. and Carolyn Bonner (incorporated by reference to Exhibit 4.1 to the Original Form 10-K)

19.1	Medicus Pharma Ltd. Insider Trading Policy (incorporated by reference from Exhibit 19.1 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 28, 2025)

21.1	List of Subsidiaries of Medicus Pharma Ltd. (incorporated by reference from Exhibit 21.1 to the Registrant's Registration Statement on Form S-1, filed with the SEC on September 29, 2025)

23.1	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to the Original Form 10-K)

23.2	Consent of EisnerAmper LLP (incorporated by reference to Exhibit 23.2 to the Original Form 10-K)

24.1	Power of Attorney (included on the signature pages hereto)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Medicus Pharma Ltd. Clawback Policy (incorporated by reference from Exhibit 97 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 28, 2025)

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in W. Conshohocken, Pennsylvania on the 29th day of April, 2026.

MEDICUS PHARMA LTD.

By:	/s/ Raza Bokhari
Name:	Dr. Raza Bokhari
Title:	Executive Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Raza Bokhari, Carolyn Bonner or Maryann Adesso his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this amended Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

This Power of Attorney may be executed in multiple counterparts, each of which shall be deemed an original, but which taken together shall constitute one instrument.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Raza Bokhari	Executive Chairman and	April 29, 2026
Dr. Raza Bokhari	Chief Executive Officer
(Principal Executive Officer)

/s/ Carolyn Bonner	President and Chief Financial Officer	April 29, 2026
Carolyn Bonner	(Principal Financial and
Accounting Officer)

/s/ Larry Kaiser	Director	April 29, 2026
Dr. Larry Kaiser

/s/ Robert J. Ciaruffoli	Director	April 29, 2026
Robert J. Ciaruffoli

/s/ William L. Ashton	Director	April 29, 2026
William L. Ashton

/s/ Barry Fishman	Director	April 29, 2026
Barry Fishman

/s/ Sara R. May	Director	April 29, 2026
Dr. Sara R. May

/s/ Cathy McMorris Rodgers	Director	April 29, 2026
Hon. Cathy McMorris Rodgers

/s/ Ajay Raju	Director	April 29, 2026
Ajay Raju

/s/ Patrick Mahaffy	Director	April 29, 2026
Patrick Mahaffy