Form 10-Q
period 2026-03-31
Medicus Pharma Ltd.
filed 2026-05-14
CIK 1997296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Yes ☐  No ☒

As of  May 7, 2026, there were 56,658,164 common shares, no par value, issued and outstanding.

MEDICUS PHARMA LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026
TABLE OF CONTENTS

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

  our financial results, including our ability to continue as a going concern, generate earnings and achieve and sustain profitability, which may vary significantly from forecasts and from period to period;

  the progress, timing and completion of our research, development and preclinical studies and clinical trials for our products and product candidates, and any progress or developments regarding the regulatory approvals sought and process related thereto;

  our ability to successfully integrate Antev Limited into our business and operations, successfully develop Teverelix trifluoroacetate and realize the benefits currently anticipated from the transaction;

  our ability to market, commercialize, achieve market acceptance for and sell our products and product candidates and the potential market opportunities related thereto;

  our ability to develop, manage and maintain our direct sales and marketing organizations;

  our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing;

  market risks regarding consolidation in the healthcare, pharmaceutical and biotech/life sciences industry;

  the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third party payors for procedures using our products significantly declines;

  our ability to adequately protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

  the market price of our securities may be volatile and fluctuate substantially, which could cause the value of your investment to decline and may impact our ability to comply with the continued listing requirements of the Nasdaq Capital Market;

  the fact that product quality issues or product defects may harm our business;

  any product liability claims; and

  the regulatory, legal and certain operating risks that our operations subject us to.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K, as amended, originally filed with the United States Securities and Exchange Commission (the "SEC") on March 25, 2026 (the "2025 Annual Report") and in Part II, Item 1A of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

MEDICUS PHARMA LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN UNITED STATES DOLLARS EXCEPT NUMBER OF SHARES)

	March 31, 2026	December 31, 2025
Assets

Current assets
Cash and cash equivalents	$6,365,624	$8,705,218
Prepaid expenses and other current assets	916,956	1,086,121
Deferred financing costs	-	99,305
Total current assets	7,282,580	9,890,644
Operating lease right-of-use assets	144,331	170,733
Total assets	7,426,911	10,061,377

Liabilities and Shareholders' equity

Current liabilities
Accounts payable	2,278,619	3,435,297
Accrued expenses and other current liabilities	1,038,731	995,290
Related party payable	147,223	116,476
Operating lease liability, current	145,456	145,456
Debentures	2,343,778	5,245,543
Total current liabilities	5,953,807	9,938,062
Loan payable	21,042	25,865
Operating lease liability, non-current	24,168	60,139
Total liabilities	5,999,017	10,024,066

Commitments and contingencies (Note 9)

Shareholders' equity
Common shares, no par value; 39,995,463 and 25,176,303 shares authorized, issued and outstanding at March 31, 2026 and December 31, 2025, respectively	67,114,012	57,076,175
Common shares to be issued	313,934	313,934
Additional paid-in capital	7,478,881	6,879,575
Accumulated other comprehensive income	(190,510)	10,880
Accumulated deficit	(73,390,261)	(64,348,118)
Total shareholders' equity attributable to Medicus Pharma Ltd.	1,326,056	(67,554)
Non-controlling interests	101,838	104,865
Total shareholders' equity	1,427,894	37,311
Total liabilities and shareholders' equity	7,426,911	10,061,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(EXPRESSED IN UNITED STATES DOLLARS, EXCEPT NUMBER OF SHARES)

	Three months ended March 31,
	2026	2025
Operating expenses:

General and administrative	$5,892,684	$3,120,060
Research and development	2,704,393	2,006,214
Total operating expenses	8,597,077	5,126,274
Loss from operations	(8,597,077)	(5,126,274)
Other income (expense)
Finance income	56,561	23,866
Interest (expense)	(374,712)	-
Loss on SEPA (as defined below) settlements	(127,083)	-
Total other income (expense)	(445,234)	23,866
Net loss for the period	(9,042,311)	(5,102,408)
Net loss for the period attributable to common shareholders	(9,042,311)	(5,102,408)
Foreign currency translation adjustment	(204,249)	-

Comprehensive loss for the year attributable to common shareholders	(9,246,560)	(5,102,408)
Net loss attributable to
Common shareholders of the Company	(9,042,143)	(5,102,408)
Non-controlling interests	(168)	-
Comprehensive loss attributable to
Common shareholders of the Company	(9,243,701)	(5,102,408)
Non-controlling interests	(2,859)	-

Net loss per share attributable to common shareholders - basic and diluted	$(0.31)	$(0.42)

Weighted average number of common shares outstanding - basic and diluted	29,540,833	12,240,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(EXPRESSED IN UNITED STATES DOLLARS, EXCEPT NUMBER OF SHARES)

	Common shares		Shares to be issued		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
	#	$	#	$	$	$	$	$	$
Balance as of December 31, 2025	25,176,303	57,076,175	205,980	313,934	6,879,575	(64,348,118)	10,880	104,865	37,311
Issuance of common shares in connection with SEPA	5,336,780	4,229,823	-	-	-	-	-	-	4,229,823
Issuance of common shares in connection with ATM, net of issuance cost	9,482,380	5,808,013	-	-	-	-	-	-	5,808,013
Stock-based compensation	-	-	-	-	599,306	-	-	-	599,306
Net loss for the period	-	-	-	-	-	(9,042,143)	-	(168)	(9,042,311)
Other comprehensive loss for the period	-	-	-	-	-	-	(201,390)	(2,859)	(204,249)
Balance as of March 31, 2026	39,995,463	67,114,012	205,980	313,934	7,478,881	(73,390,261)	(190,510)	101,838	1,427,894

Balance as of December 31, 2024	11,816,721	30,518,195	-	-	1,520,412	(28,903,903)	-	-	3,134,704
Issuance of common shares and warrants in connection with Regulation A, net of issuance costs of $483,020	1,490,000	2,076,507	-	-	1,612,474	-	-	-	3,688,981
Issuance of common shares in connection with SEPA offering costs	105,840	300,000	-	-	-	-	-	-	300,000
Issuance of common shares upon exercise of stock warrants	5,000	14,000	-	-	-	-	-	-	(14,000)
Stock-based compensation	-	-	-	-	112,277	-	-	-	112,277
Net loss and comprehensive loss for the period	-	-	-	-	-	(5,102,408)	-	-	(5,102,408)
Balance as of March 31, 2025	13,417,561	32,908,702	-	-	3,245,163	(34,006,311)	-	-	2,147,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN UNITED STATES DOLLARS)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss for the period	$(9,042,311)	$(5,102,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	599,306	112,277
Non-cash interest expense	379,254	-
Change in operating lease right-of-use assets	26,402	23,480
Loss on SEPA settlements	127,083	-
Changes in operating assets and liabilities:
Prepaid expenses	169,351	122,639
Accounts payable	(1,263,656)	655,634
Accrued expenses and other current liabilities	44,650	299,203
Operating lease liability	(40,514)	(27,575)
Related party payable	30,747	(24,244)
Net cash used in operating activities	(8,969,688)	(3,940,994)

Cash flows from financing activities
Net proceeds from issuance of common shares and warrants	-	3,784,101
Cash paid for financing costs in connection with SEPA	-	(25,000)
Repayment of the debentures and other loan	(3,184,908)	-
Proceeds from issuance of common shares under SEPA	4,102,740	-
Proceeds from issuance of common shares under ATM, net of issuance costs	5,907,319	-
Net cash provided by financing activities	6,825,151	3,759,101

Foreign currency effect on cash and cash equivalents	(195,057)	-
Net decrease in cash and cash equivalents during the period	(2,339,594)	(181,893)
Cash and cash equivalents, beginning of the period	8,705,218	4,164,323
Cash and cash equivalents, end of the period	6,365,624	3,982,430

Supplemental information
Cash paid for interest	$96,393	-
Supplemental disclosure of non-cash investing and financing activities
Deferred issuance costs on issued shares related to SEPA agreement	$-	300,000
Receivable for proceeds of warrant exercises	$-	14,000
Issuance costs included in accounts payable	$-	95,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS, EXCEPT SHARE AMOUNTS)

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

2. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and under the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim reporting. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the Company's financial position, results of operations, and cash flows. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K, as amended, originally filed with the SEC on March 25, 2026 (the "2025 Annual Report"). These condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, SkinJect, Inc., Medicus Pharma Inc. and Antev Limited ("Antev"). All intercompany balances and transactions have been eliminated on consolidation. Non-controlling interest in the consolidated financial statements represents the portion of Antev not 100% owned by the Company. The functional currency of the Company and its two wholly-owned subsidiaries, SkinJect, Inc. and Medicus Pharma Inc., is the United States dollar (USD). The functional currency of the Company's other subsidiary, Antev, is Pound Sterling (GBP).

Foreign operations remeasurement and translation

Foreign currency transactions are translated into the functional currency using the exchange rates at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions, and from the translation of monetary assets and liabilities denominated in foreign currencies at year end exchange rates, are generally recognized in the condensed consolidated statements of operations and comprehensive loss. The results and financial position of foreign operation which has functional currency different from presentation currency are translated into the presentation currency as follows: assets and liabilities are translated at the closing rate at the date of that statement of financial position, income and expenses are translated at average exchange rates, and all resulting translated exchange differences are recognized in a separate component of other comprehensive loss within the condensed consolidated statement of changes in shareholders equity.

Use of estimates

The preparation of these condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of income and expenses during the reporting period. Such estimates include the valuation of stock-based awards, the incremental borrowing rate used to discount the Company's operating lease liabilities, fair value of the Company's debentures and warrants, valuation allowance on deferred tax assets, all of which are management's best estimates. Estimates are based on historical experience, where applicable, and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in estimates in future years could be significant. Management believes that the estimates utilized in preparing the financial statements are reasonable, however, actual results could differ from those estimates.

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

3. Balance sheet components

Prepaid expenses include the following:

	March 31, 2026	December 31, 2025
Insurance	$218,810	$345,084
Contract research organizations	390,000	410,000
Professional services	298,525	300,033
Prepaid services	9,621	31,004
	$916,956	$1,086,121

Accrued expenses and other current liabilities include the following:

	March 31, 2026	December 31, 2025
Accrued legal fees	$291,476	$352,864
Accrued compensation and benefits	248,910	300,181
Accrued other	498,346	342,245
	$1,038,731	$995,290

4. Leases

As of March 31, 2026, the Company had one operating lease for its corporate office that commenced in 2024, for which the Company recorded a right-of-use asset and lease liability as of the commencement date. The Company's lease does not contain a purchase option. Where the Company's lease contains an option to extend the lease term, the extended lease term is only included in the measurement of the lease when it is reasonably certain to remain in the lease beyond the non-cancellable term. The Company's lease also contains variable lease costs, which pertain to common area maintenance and other operating charges, that are expensed as incurred.

Balance sheet information related to the Company's lease is presented below:

	March 31, 2026	December 31, 2025
Operating lease
Operating lease right-of-use assets	$144,331	$170,733
Operating lease liabilities - current	145,456	145,456
Operating lease liabilities - non-current	24,168	60,139

Other information related to leases is presented below:

	Three months ended March 31,
	2026	2025
Lease cost
Operating lease cost	$30,944	30,945
Other information
Operating cash flows used in operating leases	(36,091)	(35,040)
Remaining lease term (in years)	1.25	2.17
Discount rate	10%	10%

As of March 31, 2026, the annual future minimum lease payments of the Company's operating lease liabilities were as follows:

2026	147,613
2027	37,174
Total future minimum lease payments, undiscounted	184,787
Present value discount	(10,393)
Total lease liability	$174,394

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

The Company's Regulation A Warrants are not actively traded and are therefore classified as Level 3 within the fair value hierarchy. The fair value of these warrants is estimated using a Black-Scholes option pricing model. The valuation incorporates significant unobservable inputs and management judgment.

During the three months ended March 31, 2025, 5,000 of the 1,490,000 Regulation A Warrants were exercised. No Regulation A Warrants were exercised during the three months ended March 31, 2026.

The fair value of the Regulation A Warrants were estimated using the Black-Scholes model with the following assumptions:

Issue Date March 10, 2025
Valuation date share price	$3.40
Exercise price	$2.80
Dividend yield	-
Risk-free interest rate	3.98%
Expected warrant life	5.00 years
Expected volatility	97.81%

Warrant activity as below:

	Number of common share warrants outstanding	Weighted average exercise price $	Weighted average remaining life (years)
Outstanding as at December 31, 2025	7,281,795	2.70	4.90
Warrants granted	-	-	-
Warrants exercised	-	-	-
Total Warrants outstanding as at March 31, 2026	7,281,795	2.70	4.66

The number of warrants outstanding as at the three months ended March 31, 2026:

	Warrants outstanding
	Expiry date	Exercise price	Number outstanding	Number exercisable
Warrants issued as part of the IPO	November 15, 2029	$4.64	985,595	985,595
Regulation A Warrants	March 10, 2030	$2.80	16,200	16,200
June 30, 2030 Warrants	June 2, 2030	$3.10	2,260,000	2,260,000
Series C and D Warrants	June 5, 2031	$2.00	4,020,000	4,020,000

Standby Equity Purchase Agreement

On February 10, 2025, the Company also announced that it had entered into a standby equity purchase agreement (the "SEPA") with YA II PN, Ltd. ("Yorkville"). Pursuant to the SEPA and subject to the satisfaction of certain conditions, Yorkville has committed to purchase the Company's common shares, no par value, in increments up to an aggregate gross sales price of $15,000,000 during the 36 months following the date of the SEPA (such shares, the "Shares"). The Shares will be sold at the Company's option pursuant to the SEPA at 97% of the Market Price (as defined pursuant to the SEPA) and purchases are subject to certain limitations set forth in the SEPA. For the three month period ended March 31, 2026, the Company issued 5,336,780 common shares at market price of $4,229,823 for proceeds of $4,102,740. During the three months ended March 31, 2026, $3,223,980  of the gross proceeds were held back to partially repay the Company's outstanding debenture and interest to Yorkville.

On December 29, 2025, the Company entered into an equity distribution agreement (the "ATM Agreement") with Maxim Group LLC and Yorkville Securities LLC ("Yorkville Securities" and together with Maxim Group LLC, the "Agents") to create an at-the-market equity program (the "ATM"). Under the ATM Agreement, the Company may offer and sell its common shares from time to time through the Agents. The Company agreed to pay the Agents a commission equal to 3% of the gross sales from the sales of the shares pursuant to the ATM Agreement. For the three months ended March 31, 2026, the Company has issued 9,482,380 common shares as part of the program. The gross proceeds from the issuance were $5,808,013.

6. Stock-based compensation

At March 31, 2026, the Company had in place a stock option plan for employee, non-employee directors, and consultants of the Company (the "Plan"). The Plan provides both for the direct award or sale of shares and for the grant of options to purchase shares. Under the plan, the total number of shares available for options cannot exceed 10% of the Company's issued and outstanding common shares at the time of any grant. The Company is authorized to issue options to employees, non-employee directors and consultants under the plan.

On March 30, 2026, the Company issued 975,000 stock options to individuals of the Company consisting of its directors, officers, and employees. The options are exercisable at $0.50 per share, expire five years from the grant date, and vest over a one-year period.

The following table summarizes option transactions for the Plan:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Outstanding at December 31, 2024	1,185,000	1.47	4.18	1.18
Outstanding at March 31, 2025	1,185,000	1.43	3.94	1.15
Exercisable at March 31, 2025	927,500	1.02	3.59	1.57
Unvested at March 31, 2025	257,500	2.56	4.69	0.03

Outstanding at December 31, 2025	2,505,000	2.05	2.75	-
Granted	975,000	0.50	4.31	-
Forfeited	(45,000)	1.79	-	-
Outstanding at March 31, 2026	3,435,000	1.61	4.18	-
Exercisable at March 31, 2026	1,608,750	1.92	3.50	-
Unvested at March 31, 2026	1,826,250	1.33	4.79	-

As of March 31, 2026, there were $1,372,350 of unrecognized stock-based compensation cost related to share options outstanding, which is expected to be recognized over a weighted-average period of 0.79 years.

The weighted average grant date fair value of awards for options granted during the three months ended March 31, 2026 was $0.28. The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

March 31, 2026 Weighted-average
Exercise price	0.50
Share price	0.41
Dividend	-
Risk-free interest rate	3.97%
Estimated life (in years)	5
Expected volatility	89.44%

For the three months ended March 31, 2026 and 2025, stock-based compensation expense was $599,306 and $112,277. Stock-based compensation expense has been reported in the Company's condensed consolidated statements of operations and comprehensive loss within the line items 'general and administrative' expenses.

7. Related party transactions

On October 18, 2023, the Company signed an agreement with RBx Capital, LP ("RBx"), a family office controlled by the Company's Executive Chairman and CEO, that provides for certain managerial positions to be filled from within RBx. RBx is responsible for the payment and provision of all wages, bonuses, and benefits for these positions. In January 2026, reimbursable salaries paid to RBx pursuant to this agreement were increased to $125,000 per month from $100,000 per month. Reimbursable salaries paid to RBx were $375,000 and $300,000 during the three months ended March 31, 2026 and 2025, respectively. Additional expenses of $443,497 and $40,865 were incurred by RBx on behalf of the Company during the three months ended March 31, 2026 and 2025, respectively. The total amount of accounts payable to RBx was $147,223 and $118,215 as of March 31, 2026 and 2025, respectively.

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

The Company's cash and cash equivalents are classified as Level 1. The fair value of the Company's cash and cash equivalents is determined based on market pricing that is both objective and publicly available. As of March 31, 2026 and December 31, 2025, the fair value of the Company's cash and cash equivalents was $6,365,624 and $8,705,218, respectively. As of March 31, 2026 and December 31, 2025, the Company's cash equivalents are invested in money market funds.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Current assets:
Cash and cash equivalents	$6,365,624	$-	$-	$6,365,624
Total assets measured at fair value	$6,365,624	$-	$-	$6,365,624

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Cash and cash equivalents	$8,705,218	$-	$-	$8,705,218
Total assets measured at fair value	$8,705,218	$-	$-	$8,705,218

The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.

The carrying value of the debenture approximates the fair value since the financial instrument is short-term with a maturity date of September 17, 2026. As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company's other financial instruments, which include cash and cash equivalents, accounts payable and accrued expenses approximate fair values because of their short-term maturities.

9. Commitments and contingencies

Commitments

As part of the acquisition of Antev, the Company may be required to make future payments contingent on the achievement of specified milestones. These potential payments represent a commitment and may result in future cash outflows. As these milestones conditions are not considered probable, the Company has not recognized liability related to the contingent consideration.

As of March 31, 2026, the Company had no other long-term commitments.

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

11. Debentures

On September 17, 2025, the Company entered into a securities purchase agreement with Yorkville to issue a debenture with the principal amount of $8,000,000 issued at a discount of $633,707 for proceeds of approximately $7,366,293. Interest will accrue on the outstanding principal amount of the debenture at an annual rate of 8%, subject to a potential increase to 18% per annum upon the occurrence of certain events of default. The debenture will mature on September 17, 2026, and will be repaid using proceeds from the SEPA.

The debenture was initially recorded at fair value, based on the discounted proceeds. Subsequently, the Company accounted for the debenture at amortized cost using the effective interest rate method, resulting in accretion expense of $374,712 for the three months ended March 31, 2026. The effective interest rate calculated was 32.75% as of March 31, 2026.

Debenture issued on September 17, 2025:	March 31, 2026
Net balance as at December 31, 2025	5,245,543
Repayment of new debenture	(3,180,084)
Interest accretion	374,712
Interest payment	(96,393)
Ending balance	$2,343,778

12. Liquidity and Going Concern

The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. In addition to the ATM, SEPA and Debenture (as defined herein), management believes that the Company has access to additional capital resources through public and/or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, it is possible that the Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. Further, the terms of any financing may adversely affect the holdings or the rights of the Company's shareholders. If the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays or entirely prevent the Company's continued efforts to progress its research and development program, pursue product portfolio expansion or commercialize its current or future products, each of which is critical to the realization of the Company's business plan and its future operations. This uncertainty, along with the Company's history of losses, indicates that substantial doubt exists about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

The Company is subject to risks associated with any specialty biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company's research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable.

13. Subsequent events

On April 23, 2026, the Company and the Agents entered into an amendment to the Equity Distribution Agreement, up-sizing the ATM program from $15.3 million to up to $50 million.

Subsequent to the period ended March 31, 2026, the Company completed sales under its ATM pursuant to which it issued 14,669,002 common shares for gross proceeds of approximately $5,370,098 or approximately $5,208,995 after incurring commissions payable to the Agents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item and other sections of this Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in "Risk Factors" in Part I, Item 1A in the 2025 Annual Report and Part II, Item 1A of this Quarterly Report. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this Quarterly Report. These forward-looking statements are made as of the date of this Quarterly Report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law. All amounts are expressed in United States dollars unless otherwise stated. This discussion should be read in conjunction with the Company's interim unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025.

Company Overview

Medicus Pharma Ltd. (the "Company") is a clinical stage, multi-strategy biotech/life sciences company focused on investing in and accelerating clinical development programs of novel and potentially disruptive therapeutic assets. The Company looks into opportunities across all therapeutic areas where an unmet need exists for improved patient safety and efficacy. The Company is opportunistically exploring to expand its drug development pipeline through qualified and accretive acquisitions and partnerships.

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

SkinJect is focused on the development of a novel "innovation combination product", as an investigational new drug, using uniquely designed, patent protected dissolvable microneedle arrays ("C-MNAs or P-MNAs") and doxorubicin containing dissolvable microneedle arrays ("D-MNAs") for the treatment of certain skin cancers. To that end, the Company licensed certain technology co-developed by the University of Pittsburgh and Carnegie Mellon University. The Company established and validated fabrication processes relative to the C-MNAs or P-MNAs and D-MNAs, completed pre-clinical testing and secured approval to proceed with clinical trials activity from the Food and Drug Administration ("FDA").

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

The Company had initiated a clinical study ("SKNJCT-002") aimed at evaluating clinical efficacy. The first part involved the enrollment of 15 healthy volunteers and was designed to study the penetration of device only containing Dynamic Mechanical Allodynia patches at five different anatomic locations. After the first seven health volunteers were enrolled, due to the variability of array application observed by the investigator, SkinJect made the decision to pause the trial. The study was never resumed, and it was ultimately closed without further enrollment. There were no adverse events reported in the enrolled subjects.

In January 2024, the Company submitted the clinical design for a randomized, double-blinded, three arm study evaluating two dose levels of microneedle-mediated delivery of doxorubicin (D-MNA) compared with a device-only control (C-MNA or P-MNA) in patients with nodular type of basal cell carcinoma (nBCC). It was a multi-center study ("SKNJCT-003") enrolling up to 60 subjects presenting with nodular type of BCC of the skin. The FDA responded in March 2024 and requested additional clinical information. A final protocol was submitted to the FDA in July 2024, which included the information requested by the FDA, along with updated chemistry, manufacturing and controls, stability and sterility data. On July 31, 2024, the FDA responded to the latest submission and requested certain additional information and clarification. The Company responded to the FDA on August 2, 2024 and commenced patient recruitment on August 27, 2024.

The SKNJCT-003 Phase 2 clinical study is currently underway in nine clinical sites across United States. In March 2025, the Company announced a positively trending interim analysis for SKNJCT-003 demonstrating more than 60% clinical clearance. The interim analysis was conducted after more than 50% of the then-targeted 60 patients in the study were randomized. The findings of the interim analysis were preliminary and may or may not correlate with the findings of the study once completed. In April 2025, the investigational review board increased the number of participants in SKNJCT-003 to 90 subjects. The Company also announced expanding clinical trial sites in Europe. In December 2025, the Company announced it successfully completed enrolment of 90 patients in the United States.

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

In June 2025, the Company entered into a definitive agreement to acquire Antev, a UK-based clinical biotech company developing Teverelix, a next-generation GnRH antagonist, as first in market product for cardiovascular high-risk prostate cancer patients and patients with first acute urinary retention episodes due to enlarged prostate. Subsequently, in August 2025, the Company completed the acquisition of Antev and acquired 98.6% of the issued and outstanding shares of Antev for aggregate consideration consisting of approximately $2.97 million in cash and 1,603,164 common shares of the Company.

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

On October 22, 2025, the Company announced the enrollment of the first patient in the SKNJCT-004 phase 2 clinical study, to non-invasively treat BCC of the skin. On October 29, 2025, the Company announced a strategic collaboration with the Gorlin Syndrome Alliance to advance compassionate access to SkinJect™ for patients suffering from Gorlin Syndrome (nevoid basal cell carcinoma syndrome). Under the collaboration, the parties intend to pursue an Expanded Access IND program with the FDA to allow physician-supervised access for patients with multiple, recurrent, or inoperable BCCs.

In November 2025, the Company announced that it received full regulatory and ethical approvals in the United Kingdom to expand its ongoing Phase 2 clinical study (SKNJCT-003) evaluating D-MNA for the non-invasive treatment of BCC and announced that it submitted an application for an FDA Commissioner's National Priority Voucher in connection with SKNJCT-003.

On December 15, 2025, the Company announced that its Phase 2 clinical study (SKNJCT-003) evaluating safety and efficacy of D-MNA and C-MNA to non-invasively treat nodular BCC of the skin successfully completed enrolment of ninety (90) patients in the United States.

On December 22, 2025, the Company announced that it entered into a non-binding letter of intent with Reliant AI Inc., a decision-intelligence company for the life sciences, specializing in generative AI, to collaborate on the development of an artificial-intelligence-powered data analytics platform designed to support clinical trial execution through data-driven insights.

On January 12, 2026, the Company announced that a detailed clinical data on Teverelix, it long acting next generation GnRH antagonist, have been accepted for e-poster presentation at the American Association of Clinical Endocrinology (AACE) Annual meeting 2026, held April 22-24 in Las Vegas, Nevada.

On January 22, 2026, the Company announced that its subsidiary, Antev, has entered into Amendment No. 3 to its license agreement with LifeArc relating to Teverelix, an investigational next generation long-acting GnRH antagonist. Under the amended agreement, the royalty rate payable on worldwide net sales of Teverelix has been reduced from ~4% to 2%, with the royalty term clarified on a country-by-country basis in line with standard industry practice. The amendment does not alter the scope of the license, the underlying intellectual property, or the respective development responsibilities of the parties, and all other terms of the original agreement remain in full force and effect.

On February 10, 2026, the Company announced that it has received "study may proceed" clearance from the U.S. Food and Drug Administration (FDA) to initiate its Phase 2b dose-optimization study of Teverelix®, an investigational next generation long-acting GnRH antagonist, in men with advanced prostate cancer (APC).

On March 5, 2026, the Company announced topline results from its Phase 2 clinical study (SKNJCT-003) evaluating safety and efficacy of Doxorubicin Microneedle Array (D-MNA) to non-invasively treat basal cell carcinoma (BCC) of the skin.

On March 9, 2026, the Company announced additional context regarding the recently reported topline dataset from the Phase 2 SKNJCT-003 study evaluating SkinJect® microneedle delivery of D-MNA and P-MNA for basal cell carcinoma (BCC). The dataset demonstrated 73% clinical clearance and 40% histological clearance in the 200-µg treatment cohort at Day 57, representing the strongest treatment response observed in the study. The company described these findings as particularly notable given the device-based mechanism of SkinJect, where microneedle delivery itself may produce biological activity that can contribute to responses observed even in placebo active arm (P-MNA), that was not tip-loaded with the chemotherapeutic agent. Active placebo arms are not uncommon in device-drug combination trials and can be an acceptable regulatory data point. The study results demonstrate clear separation in clinical response between the D-MNA treatment arm (73%) and P-MNA treatment arm (38%) in the 200-µg cohort, supporting the continued development of SkinJect as a potential non-surgical treatment option for patients with basal cell carcinoma.

On March 30, 2026, the Company reported independent clinical validation of its Phase 2 SkinJect® dataset from Dr. Babar Rao, principal investigator of the SKNJCT-003 study and a globally recognized dermatology key opinion leader. Dr. Rao's independent assessment reinforces the Company's view that the dataset is clinically meaningful, decision-grade, and supportive of continued development and regulatory engagement.

Share Consolidation

On June 25, 2024, the Company's shareholders approved an amendment to the Company's articles of incorporation to provide for a share consolidation (the "Share Consolidation"), or reverse stock split, of the Company's issued and outstanding common shares at such a consolidation ratio to be determined by the Company's board of directors in its sole discretion, to permit the Company to satisfy all conditions and necessary regulatory approvals to list the common shares on a U.S. national securities exchange as the Company's board of directors may determine in its sole direction. Our board of directors approved the Share Consolidation on October 15, 2024, and the Share Consolidation was completed by the Company on October 28, 2024, at the ratio of 1-for-2.

After the completion of the Share Consolidation, the number of the Company's issued and outstanding common shares decreased from 21,693,560 to 10,846,721. The par value of the Company's common shares remains unchanged at $0 per share after the Share Consolidation. The Share Consolidation was completed in preparation for a U.S. listing.

Initial Public Offering

On November 14, 2024, the Company completed its initial public offering with the sale of 970,000 Units at the price of $4.125 per Unit, with each Unit (the "Unit") consisting of one common share and one warrant (the "Public Warrants" and with the Regulation A Warrants and the June 2030 Warrants, each as defined below, the "Warrants"). The Public Warrants expire five years from their date of issuance on November 15, 2029. In addition, the underwriters exercised an option to purchase 145,500 Public Warrants (the "Overallotment Warrants") at a price of $0.01 per warrant.

Total gross proceeds from our initial public offering were $4.0 million, including the proceeds from the Overallotment Warrants. The Company incurred total issuance costs of $2.1 million, including underwriter fees, and legal and other professional fees incurred directly related to the issuance. No Public Warrants issued as part of our initial public offering were exercised during the three months ended March 31, 2026.

Regulation A Offering

On March 10, 2025, the Company completed an offering (the "Regulation A Offering") of 1,490,000 units at $2.80 per unit pursuant to Tier II of Regulation A under the Securities Act, with each unit consisting of one common share and one warrant (each, a "Regulation A Warrant"). The Regulation A Warrants have an exercise price of $2.80 and expire on March 10, 2030. The aggregate gross proceeds to the Company from the Regulation A Offering were $4.2 million. No Regulation A Warrants were exercised during the three months ended March 31, 2026.

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

June 2025 Public Offering

On June 2, 2025, the Company closed a public offering with gross proceeds of $7.0 million (the "June 2025 Public Offering"). The Company issued 2,260,000 units at a price of $3.10 per unit. Each unit consisted of one common share of the Company and one warrant to purchase one common share (the "June 2030 Warrants"). The June 2030 Warrants have an exercise price of $3.10 per share and will expire on June 2, 2030. No June 2030 Warrants were exercised during the three months ended March 31, 2026.

Warrant Inducement

On July 14, 2025, the Company entered into a warrant inducement agreement (the "Warrant Inducement Agreement") with an institutional investor, pursuant to which the investor agreed to exercise existing Regulation A Warrants to purchase up to 1,340,000 of the Company's common shares issued on March 10, 2025 and with an exercise price of $2.80 per common share, in consideration for receiving the 2,680,000 warrants (the "Series A and B Warrants") with an exercise price of $3.75. In accordance with the Warrant Inducement Agreement, the investor exercised its existing warrants for cash, for gross proceeds of $3.8 million to the Company.

On December 5, 2025, the Company entered into a warrant inducement agreement with an institutional investor (the "Second Warrant Inducement Agreement"), pursuant to which the investor agreed to exercise existing Series A and B Warrants to purchase up to 2,680,000 of the Company's common shares issued on July 14, 2025 with an amended exercise price of $1.92 per common share, in consideration for receiving 4,020,000 warrants (the "Series C and D Warrants") with an exercise price of $2.00. In accordance with the Second Warrant Inducement Agreement, the investor exercised its existing warrants for cash, for gross proceeds of approximately $5.1 million to the Company.

At-The-Market Program

On December 29, 2025, we entered into an equity distribution agreement (the "Equity Distribution Agreement") with Maxim Group LLC and Yorkville Securities, LLC, an affiliate of Yorkville as agents (together, the "Agents"), whereby the Agents may sell up to $15.3 million of our common shares as part of an at-the-market program (the "ATM").

Results of Operations

The following table outlines our statements of loss and comprehensive loss for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	$	$	Change
General and administrative	5,892,684	3,120,060	2,772,624
Research and development	2,704,393	2,006,214	698,179
Total operating expenses	8,597,077	5,126,274	3,470,803
Loss from operations	(8,597,077)	(5,126,274)	(3,470,803)
Other income (expense):
Finance income	56,561	23,866	32,695
Interest income (expense)	(374,712)	-	(374,712)
Loss on SEPA settlements	(127,083)	-	(127,083)
Total other income (expense)	(445,234)	23,866	(469,100)
Net loss for the period	(9,042,311)	(5,102,408)	(3,939,903)
Foreign currency translation adjustment	(204,249)	-	(204,249)
Comprehensive loss for the period	(9,246,560)	(5,102,408)	(4,144,152)
Net loss per common share (basic and diluted)	(0.31)	(0.42)

General and administrative

General and administrative expenses increased by $2,772,624 or 88.9% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase was primarily due to an increase in consulting fees, salaries and wages with increased headcount at board and management level and fees, expenses related to business development and investor relations and stock-based compensation. General and administrative expenses primarily include professional fees, consulting fees, salaries, wages and benefits, general office, insurance, administration expenditures, costs related to business development and investor relations, public relations, market awareness, advocacy and stock-based compensation associated with maintaining investor relations, public relations, market awareness, advocacy, director and officer insurance and compliance with applicable securities law requirements. In addition, there are additional costs, recurring and non-recurring, associated with increased regulatory requirements following the Company's initial public offering, transition to U.S. domestic issuer status, multiple financing transactions and the Antev acquisition.

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

R&D expenses increased by $698,179 or 34.8% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase is primarily due to to the start of the development of Teverelix, offset with a reduction in costs relating to SkinJect as we come to end of its Phase II trials. We expect our R&D expenses to increase going forward with the costs of two separate Phase II trials associated with Teverelix advancing.

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

Other income (expense)

Other income (expense) for the three months ended March 31, 2026, was an expense of $445,234 compared to an income of $23,866 for the three months ended March 31, 2025. Other income (expense) for the three months ended March 31, 2026 is primarily related to finance income of $56,561, interest expense of $374,712 and loss of SEPA settlements of $127,083. Other income (expense) for the three months ended March 31, 2025 is primarily related to interest income earned on short-term money market investments of $23,866.

Liquidity and Capital Resources

We are a clinical stage development company, and we currently do not earn any revenues from our drug development programs and are therefore considered to be in the R&D stage. As required, the Company will continue to finance its operations through the sale of equity or pursue alternative funding sources available to the Company in the future. The continuation of our R&D activities is dependent on our ability to obtain financing.

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

The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. In addition to the ATM, SEPA and Debenture (as defined herein), management believes that the Company has access to additional capital resources through public and/or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, it is possible that the Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. Further, the terms of any financing may adversely affect the holdings or the rights of the Company's shareholders. If the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays or entirely prevent the Company's continued efforts to progress its research and development program, pursue product portfolio expansion or commercialize its current or future products, each of which is critical to the realization of the Company's business plan and its future operations. This uncertainty, along with the Company's history of losses, indicates that substantial doubt exists about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements and this MD&A do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

The Company is subject to risks associated with any specialty biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company's research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable.

As of March 31, 2026, the Company had cash and cash equivalents of $6,365,624 compared to cash and cash equivalents of $3,982,430 as of March 31, 2025. During the three months ended March 31, 2026, the Company received $5,808,013 of net proceeds from issuance of common shares other than under the SEPA and $4,102,740 of proceeds from issuance of common shares under the SEPA. For the three months ended March 31, 2026, cash used in operating activities was $(8,969,688) compared to $(3,940,994) for the three months ended March 31, 2025. As of March 31, 2026, the Company has an accumulated deficit of $(73,390,261) (March 31, 2025 - $(34,006,311)) and net loss of $(9,042,311) for the three months ended March 31, 2026 (March 31, 2025 - $(5,102,408)). The Company has a working capital of $1,328,773 as of March 31, 2026 (March 31, 2025 - $1,751,860).

On March 10, 2025, the Company completed the Regulation A Offering of 1,490,000 units at $2.80 per unit. None of the 1,490,000 Regulation A Warrants have been exercised during the three months ended March 31, 2026.

On June 2, 2025, the Company closed its public offering with gross proceeds of $7.0 million. The Company issued 2,260,000 units at a price of $3.10 per unit. Each unit consisted of one common share of the Company and one June 2030 Warrant. The June 2030 Warrants have an exercise price of $3.10 per share and will expire June 2, 2030. As of March 31, 2026, no June 2030 Warrants have been exercised.

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

On December 29, 2025, the Company entered into the Equity Distribution Agreement with Maxim Group LLC and Yorkville Securities, LLC, an affiliate of Yorkville as agents, whereby the Agents may sell up to $15.3 million of our common shares as part of an at-the-market program. As of March 31, 2026, the Company has issued 9,482,380 common shares as part of the program. The gross proceeds from the issuance were $5,808,013.

As of March 31, 2026, no Public Warrants issued as part of the initial public offering have been exercised for cash for nil proceeds to the Company during the three months ended March 31, 2026.

As of March 31, 2026, the Company had issued 5,336,780 common shares at an aggregate market price of $4,229,823 for net proceeds of $4,102,740 under the SEPA.

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

The Investor's obligation to purchase the common shares is subject to a number of conditions, including that the Company file a registration statement with the SEC registering the resale of the common shares issuable thereunder, and that the registration statement is declared effective by the SEC. Such current registration statement, as amended, was originally filed with the SEC on September 29, 2025 and declared effective by the SEC on November 14, 2025.

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

As of March 31, 2026, the Company issued 5,336,780 common shares at market price of $4,229,823 for proceeds of $4,102,740. During the three months ended March 31, 2026, $3,223,980 of the gross proceeds were held back to partially repay the Company's outstanding debenture and interest to Yorkville.

Cash flows

	For the three months ended March 31,
	2026	2025
	$	$	Change
Cash used in operating activities	(8,969,688)	(3,940,994)	(5,028,694)
Cash provided by financing activities	6,825,151	3,759,101	3,066,050
Foreign currency effect on cash and cash equivalents	(195,057)	-	(195,057)
Net change in cash during the period	(2,339,594)	(181,893)	(2,157,701)
Cash, beginning of period	8,705,218	4,164,323	4,540,895
Cash, end of period	6,365,624	3,982,430	2,383,194

Cash flows used in operating activities

Cash flows used in operating activities for the three months ended March 31, 2026 were $(8,969,688) compared to cash flows used in operating activities of $(3,940,994) for the three months ended March 31, 2025. The increase is primarily due to increased spending on research and development and general and administrative expenses.

Cash flows provided by financing activities

Cash flows provided by financing activities for the three months ended March 31, 2026, were $6,825,151 compared to cash flows provided by financing activities of $3,759,101 for the three months ended March 31, 2025. The increase is primarily due to increased proceeds from issuance of common shares in equity offerings and under SEPA, during the three months ended March 31, 2026, compared to proceeds from the issuance of common shares and warrants, net of offering costs from the Regulation A Offering, during the three months ended March 31, 2025.

Contractual Obligations

We have no significant contractual arrangements other than those noted in our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2026, we have not entered into any off-balance sheet arrangements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in the MD&A section in our Annual Report.

Updated share information

As of March 31, 2026, we had 39,995,463 common shares issued and outstanding. In addition, there were 3,435,000 common shares issuable upon the exercise of outstanding stock options and 7,281,795 common shares issuable upon the exercise of warrants.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements.

Subsequent Events

On April 6, 2026, the Company announced its submission of an optimized Phase 2 clinical study design to the FDA for Teverelix, for the prevention of recurrent acute urinary retention in men with benign prostatic hyperplasia as part of the Company's existing open investigational new drug for Teverelix.

On April 17, 2026, the Company announced its submission of an orphan drug designation application to the FDA for SkinJect for the treatment of BCC in patients with Gorlin Syndrome, a rare genetic disorder characterized by the development of multiple, recurrent skin cancers.

On April 21, 2026, the Company received written notice from the Listing Qualifications Department of Nasdaq, notifying the Company that the closing bid price for the common shares had been below $1.00 per share for the previous 30 consecutive business days, and that the Company is therefore not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with the Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until October 19, 2026, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the common shares must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. The Notice has no immediate effect on the listing or trading of the common shares on the Nasdaq Capital Market.

On April 23, 2026, the Company and the Agents entered into an amendment to the Equity Distribution Agreement, up-sizing the ATM program from $15.3 million to up to $50 million.

On May 6, 2026, the Company announced results from a pre-specified expanded dataset analysis demonstrating positive dose response from its Phase 2 SKNJCT-003 study evaluating safety and efficacy of Doxorubicin Microneedle Array (D-MNA) to treat nodular basal cell carcinoma (BCC) of the skin, the most common type of skin cancer.  This additional pre-specified analysis, builds upon the previously reported positive topline results, provides expanded biological, histologic, and safety insights that further strengthen SkinJect's therapeutic profile and future registrational discussions with the U.S. Food and Drug Administration (FDA). These additional findings are also consistent with prior Phase 1 clinical observations in the SKNJCT-001 study in March 2021, and interim analysis of SKNJCT-003 in March 2025, reinforcing reproducibility across studies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Our management, including our Executive Chairman & Chief Executive Officer and President & Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date hereof.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in the 2025 Annual Report. Any of these risk factors could result in a significant or material adverse effect on the Company's business, financial condition and/or results of operations. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information required by Item 701 of Regulation S-K as to unregistered sales of equity securities of the Company during the period covered by this Quarterly Report has previously been included in Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amended and Restated Business Combination Agreement, dated May 12, 2023, by and among the Registrant, RBx Capital LP, SkinJect, Inc. and the Shareholders of SkinJect, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)
2.2	Amendment No. 1 to Amended and Restated Business Combination Agreement, dated May 18, 2023, by and among the Registrant, RBx Capital LP, SkinJect, Inc. and the Shareholders of SkinJect, Inc. (incorporated by reference from Exhibit 2.2 to the Registrant's Registration Statement on Form F- 1, filed with the SEC on May 29, 2024)
2.3	Amendment No. 2 to Amended and Restated Business Combination Agreement, dated August 29, 2023, by and among the Registrant, RBx Capital LP, SkinJect, Inc. and the Shareholders of SkinJect, Inc. (incorporated by reference from Exhibit 2.3 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)
2.4#	Share Exchange Agreement, dated June 29, 2025, by and between Medicus Pharma Ltd., Antev Limited and each of the securityholders of Antev Limited party thereto (incorporated by reference from Exhibit 2.1 to Amendment No. 1 to the Registrant's Current Report on Form 8-K, filed with the SEC on July 3, 2025)
2.5#	Deed of Variation, dated August 1, 2025, relating to that certain Securities Exchange Agreement, dated June 29, 2025, by and between Antev Limited, the Antev Vendors' Representatives and Medicus Pharma Ltd. (incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 2, 2025)
2.6#	Further Deed of Variation, dated August 15, 2025, relating to that certain Securities Exchange Agreement, dated June 29, 2025, by and between Antev Limited, the Antev Vendors' Representatives and Medicus Pharma Ltd. (incorporated by reference from Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 2, 2025)
3.1	Articles of Incorporation of Medicus Pharma Ltd. (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)
3.2	Articles of Amendment of Medicus Pharma Ltd., effective as of September 29, 2023 (incorporated by reference from Exhibit 3.2 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)
3.3	Articles of Amendment of Medicus Pharma Ltd., effective as of October 28, 2024 (incorporated by reference from Exhibit 3.4 to the Registrant's Registration Statement on Form F-1, filed with the SEC on October 29, 2024)
3.4	Articles of Amendment of Medicus Pharma Ltd., effective as of August 8, 2025 (incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2025)
3.5	Bylaws of Medicus Pharma Ltd., as in effect as of the date hereof (incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2025)

No.	Description of Exhibit
4.1	Warrant Agency Agreement, dated November 15, 2024 by and between Medicus Pharma Ltd. and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference from Exhibit 99.3 to the Registrant's Form 6-K, furnished to the SEC on November 18, 2024)
4.2	Public Warrant (incorporated by reference from Exhibit 99.4 to the Registrant's Form 6-K, furnished to the SEC on November 18, 2024)
4.3	Regulation A Warrant (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 11, 2025)
4.4	Warrant Agency Agreement, dated March 10, 2025, by and between the Registrant and Odyssey Transfer and Trust Company, as Warrant Agent (incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 11, 2025)
4.5	Form of Subscription Agreement (incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-1, filed with the SEC on May 27, 2025)
4.6	June 2030 Warrant (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on June 2, 2025)
4.7	Warrant Agency Agreement, dated June 2, 2025, by and between Medicus Pharma Ltd. and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on June 2, 2025)
4.8	Form of Private Warrant (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on July 14, 2025)
4.9	Debenture (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 18, 2025)
4.10	Form of Series C Private Warrant (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 8, 2025)
4.11	Form of Series D Private Warrant (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 8, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

#	Schedules and certain other private or confidential information (as indicated therein) have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICUS PHARMA LTD.

Date: May 14, 2026	By:	/s/ Raza Bokhari
	Name:	Dr. Raza Bokhari
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Carolyn Bonner
	Name:	Carolyn Bonner
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)