Form 10-Q
period 2026-06-30
Medicus Pharma Ltd.
filed 2026-08-12
CIK 1997296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

As of August 10, 2026, there were 63,180,610 common shares, no par value, issued and outstanding.

MEDICUS PHARMA LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as forward-looking information within the meaning of applicable Canadian securities laws, that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Quarterly Report regarding our strategy, future operations, future financial position, projected costs, prospects, plans, and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," "would," or the negative of such terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties, and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.

The forward-looking statements in this Quarterly Report include, among other things, statements about:

  our financial results, including our ability to continue as a going concern, generate earnings and achieve and sustain profitability, which may vary significantly from forecasts and from period to period;

  the progress, timing and completion of our research, development and preclinical studies and clinical trials for our products and product candidates, and any progress or developments regarding the regulatory approvals sought and process related thereto;

  our ability to successfully integrate Antev Limited into our business and operations, successfully develop Teverelix trifluoroacetate and realize the benefits currently anticipated from the Antev transaction;

  our ability to market, commercialize, achieve market acceptance for and sell our products and product candidates and the potential market opportunities related thereto;

  our ability to develop, manage and maintain our direct sales and marketing organizations;

  our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing;

  market risks regarding consolidation in the healthcare, pharmaceutical and biotech/life sciences industry;

  the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third party payors for procedures using our products significantly declines;

  our ability to adequately protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

  the market price of our securities may be volatile and fluctuate substantially, which could cause the value of your investment to decline and may impact our ability to comply with the continued listing requirements of the Nasdaq Capital Market;

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

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

MEDICUS PHARMA LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN UNITED STATES DOLLARS EXCEPT NUMBER OF SHARES)

	June 30, 2026	December 31, 2025
Assets

Current assets
Cash and cash equivalents	$15,174,128	$8,705,218
Prepaid expenses and other current assets	1,807,461	1,086,121
Deferred financing costs	-	99,305
Total current assets	16,981,589	9,890,644
Restricted cash	10,017,412	-
Operating lease right-of-use assets	117,184	170,733
Total assets	27,116,185	10,061,377

Liabilities and Shareholders' (deficit) equity

Current liabilities
Accounts payable	6,734,310	3,435,297
Accrued expenses and other current liabilities	308,007	995,290
Related party payable	161,846	116,476
Operating lease liability, current	137,330	145,456
Debentures and secured promissory notes, current	3,500,000	5,245,543
Total current liabilities	10,841,493	9,938,062
Debentures and secured promissory notes, non-current	17,982,542	-
Loan payable	17,114	25,865
Operating lease liability, non-current	-	60,139
Total liabilities	28,841,149	10,024,066

Commitments and contingencies (Note 9)

Shareholders' (deficit) equity
Common shares, no par value; unlimited shares authorized; 60,168,044 and 25,176,303 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	74,298,513	57,076,175
Common shares to be issued	-	313,934
Additional paid-in capital	8,884,707	6,879,575
Accumulated other comprehensive income	61,095	10,880
Accumulated deficit	(85,007,966)	(64,348,118)
Total shareholders' (deficit) equity attributable to Medicus Pharma Ltd.	(1,763,651)	(67,554)
Non-controlling interests	38,687	104,865
Total shareholders' (deficit) equity	(1,724,964)	37,311
Total liabilities and shareholders' (deficit) equity	27,116,185	10,061,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(EXPRESSED IN UNITED STATES DOLLARS, EXCEPT NUMBER OF SHARES)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating expenses:

General and administrative	$6,571,097	$4,576,524	12,463,781	7,696,584
Research and development	4,907,692	1,439,564	7,612,085	3,445,778
Total operating expenses	11,478,789	6,016,088	20,075,866	11,142,362
Loss from operations	(11,478,789)	(6,016,088)	(20,075,866)	(11,142,362)
Other income (expense)
Finance income	-	40,004	-	63,870
Interest (expense)	(205,638)	-	(523,789)	-
Loss on SEPA (as defined below) settlements	-	-	(127,083)	-
Change in fair value of debentures	-	(200,000)	-	(200,000)
Total other income (expense)	(205,638)	(159,996)	(650,872)	(136,130)
Net loss for the period	(11,684,427)	(6,176,084)	(20,726,738)	(11,278,492)
Foreign currency translation adjustment	255,177	-	50,928	-

Comprehensive loss for the period attributable to common shareholders	(11,429,250)	(6,176,084)	(20,675,810)	(11,278,492)
Net loss attributable to
Common shareholders of the Company	(11,617,705)	(6,176,084)	(20,659,848)	(11,278,492)
Non-controlling interests	(66,722)	-	(66,890)	-
Comprehensive loss attributable to
Common shareholders of the Company	(11,438,822)	(6,176,084)	(20,676,523)	(11,278,492)
Non-controlling interests	3,572	-	713	-

Net loss per share attributable to common shareholders - basic and diluted	$(0.21)	$(0.43)	(0.43)	(0.81)

Weighted average number of common shares outstanding - basic and diluted	55,055,225	14,284,261	47,566,945	13,853,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
( DEFICIT) EQUITY
(EXPRESSED IN UNITED STATES DOLLARS, EXCEPT NUMBER OF SHARES)

	Common shares		Shares to be issued		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
	#	$	#	$	$	$	$	$	$
Balance as of December 31, 2025	25,176,303	57,076,175	205,980	313,934	6,879,575	(64,348,118)	10,880	104,865	37,311
Issuance of common shares in connection with SEPA	5,336,780	4,229,823	-	-	-	-	-	-	4,229,823
Issuance of common shares in connection with ATM, net of issuance cost	9,482,380	5,808,013	-	-	-	-	-	-	5,808,013
Stock-based compensation	-	-	-	-	599,306	-	-	-	599,306
Net loss for the period	-	-	-	-	-	(9,042,143)	-	(168)	(9,042,311)
Other comprehensive loss for the period	-	-	-	-	-	-	(201,390)	(2,859)	(204,249)
Balance as of March 31, 2026	39,995,463	67,114,012	205,980	313,934	7,478,881	(73,390,261)	(190,510)	101,838	1,427,894
Issuance of common shares in connection with ATM, net of issuance cost	18,766,601	6,492,497	-	-	-	-	-	-	6,492,497
Issuance of common shares in connection with non-cash compensation for services rendered	1,200,000	378,070	-	-	-	-	-	-	378,070
Issuance of common shares for asset acquisition	205,980	313,934	(205,980)	(313,934)	-	-	-	-	-
Stock-based compensation	-	-	-	-	1,405,826	-	-	-	1,405,826

	Common shares		Shares to be issued		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
	#	$	#	$	$	$	$	$	$
Net loss for the period	-	-	-	-	-	(11,617,705)	-	(66,722)	(11,684,427)
Other comprehensive loss for the period	-	-	-	-	-	-	251,605	3,572	255,177
Balance as of June 30, 2026	60,168,044	74,298,513	-	-	8,884,707	(85,007,966)	61,095	38,687	(1,724,964)

Balance as of December 31, 2024	11,816,721	30,518,195	-	-	1,520,412	(28,903,903)	-	-	3,134,704
Issuance of common shares and warrants in connection with Regulation A, net of issuance costs of $483,020	1,490,000	2,076,507	-	-	1,612,474	-	-	-	3,688,981

	Common shares		Shares to be issued		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
	#	$	#	$	$	$	$	$	$
Issuance of common shares in connection with SEPA offering costs	105,840	300,000	-	-	-	-	-	-	300,000
Issuance of common shares upon exercise of stock warrants	5,000	14,000	-	-	-	-	-	-	(14,000)
Stock-based compensation	-	-	-	-	112,277	-	-	-	112,277
Net loss and comprehensive loss for the period	-	-	-	-	-	(5,102,408)	-	-	(5,102,408)
Balance as of March 31, 2025	13,417,561	32,908,702	-	-	3,245,163	(34,006,311)	-		2,147,554
Issuance of common shares in connection with equity financing, net of offering costs of $809,606	2,260,000	3,961,899	-	-	2,234,495	-	-	-	6,196,394
Issuance of common shares upon exercise of stock warrants	258,705	963,398	-	-	-	-	-	-	963,398
Stock-based compensation	-	-	-	-	117,448	-	-	-	117,448
Net loss and comprehensive loss for the period	-	-	-	-	-	(6,176,084)	-	-	(6,176,084)
Balance as of June 30, 2025	15,936,266	37,833,999	-	-	5,597,106	(40,182,395)	-		3,248,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN UNITED STATES DOLLARS)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss for the period	$(20,726,738)	$(11,278,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,005,132	229,725
Non-cash interest expense	480,594	-
Change in operating lease right-of-use assets	53,549	47,572
Loss on SEPA settlements	127,083	-
Change in fair value of debentures and secured promissory notes	-	200,000
Cost to issue debentures and secured promissory notes	-	111,725
Issuance of common shares in connection with non-cash compensation for services rendered	378,070	-
Changes in operating assets and liabilities:
Prepaid expenses	(707,316)	(113,201)
Accounts payable	3,147,801	404,670
Accrued expenses and other current liabilities	(680,071)	1,065,475
Operating lease liability	(76,605)	(56,113)
Related party payable	45,370	(21,186)
Net cash used in operating activities	(15,953,129)	(9,409,825)

Cash flows from financing activities
Net proceeds from issuance of common shares and warrants	-	9,790,015
Proceeds from issuance of debentures and secured promissory notes	22,000,000	4,500,000
Proceeds from exercise of warrants	-	977,398
Cost to issue debentures and secured promissory notes	(615,000)	(54,582)
Cash paid for financing costs in connection with SEPA	-	(297,783)
Repayment of debentures and secured promissory notes	(5,532,613)	-
Proceeds from issuance of common shares under SEPA	4,102,740	-
Proceeds from issuance of common shares under ATM, net of issuance costs	12,399,815	-
Net cash provided by financing activities	32,354,942	14,915,048

Foreign currency effect on cash and cash equivalents	84,509	-
Net increase in cash and cash equivalents and restricted cash during the period	16,486,322	5,505,223
Cash and cash equivalents and restricted cash, beginning of the period	8,705,218	4,164,323

Cash and cash equivalents and restricted cash, end of the period	25,191,540	9,669,546

Supplemental information
Cash paid for interest	$330,626	-
Supplemental disclosure of non-cash investing and financing activities
Deferred issuance costs on issued shares related to SEPA agreement	$-	300,000
Issuance costs included in accounts payable	$-	271,618

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

2. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and under the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim reporting. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the Company's financial position, results of operations, and cash flows. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K, as amended, originally filed with the SEC on March 25, 2026 (the "2025 Annual Report"). These condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, SkinJect, Inc., Medicus Pharma Inc., Antev Limited ("Antev") and MDCX Holdings, LLC. All intercompany balances and transactions have been eliminated on consolidation. Non-controlling interest in the consolidated financial statements represents the portion of Antev not 100% owned by the Company. The functional currency of the Company and its three wholly-owned subsidiaries, SkinJect, Inc., Medicus Pharma Inc. and MDCX Holdings, LLC. is the United States dollar (USD). The functional currency of the Company's other subsidiary, Antev is Pound Sterling (GBP).

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

Use of estimates

The preparation of these condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of income and expenses during the reporting period. Such estimates include the valuation of stock-based awards, the incremental borrowing rate used to discount the Company's operating lease liabilities, fair value of the Company's debentures and secured promissory notes and warrants, and valuation allowance on deferred tax assets, all of which are management's best estimates. Estimates are based on historical experience, where applicable, and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in estimates in future years could be significant. Management believes that the estimates utilized in preparing the financial statements are reasonable, however, actual results could differ from those estimates.

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

Recently issued accounting pronouncements

In November 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures" to provide greater transparency about the components of specific expense categories in the income statements. The effective dates of ASU 2024-03 were subsequently clarified by ASU 2025-01. ASU 2025-01 is effective for our annual period beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting the amendment on the Company's financial statements.

There were no other significant updates to the recently issued accounting standards which may be applicable to the Company. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

3. Balance sheet components

Prepaid expenses include the following:

	June 30, 2026	December 31, 2025
Insurance	$109,405	$345,084
Contract research organizations	390,000	410,000
Professional services	330,400	300,033
Prepaid services	977,656	31,004
	$1,807,461	$1,086,121

Accrued expenses and other current liabilities include the following:

	June 30, 2026	December 31, 2025
Accrued legal fees	$110,976	$352,864
Accrued compensation and benefits	195,082	300,181
Accrued other	1,949	342,245
	$308,007	$995,290

4. Leases

As of June 30, 2026, the Company had one operating lease for its corporate office that commenced in 2024, for which the Company recorded a right-of-use asset and lease liability as of the commencement date. The Company's lease does not contain a purchase option. Where the Company's lease contains an option to extend the lease term, the extended lease term is only included in the measurement of the lease when it is reasonably certain to remain in the lease beyond the non-cancellable term. The Company's lease also contains variable lease costs, which pertain to common area maintenance and other operating charges, that are expensed as incurred.

Balance sheet information related to the Company's lease is presented below:

	Six Months Ended June 30, 2026	Year Ended December 31,2025
Operating lease
Operating lease right-of-use assets	$117,184	$170,733
Operating lease liabilities - current	137,330	145,456
Operating lease liabilities - non-current	-	60,139

Other information related to leases is presented below:

	Six months ended June 30,
	2026	2025
Lease cost
Operating lease cost	$61,889	61,889
Other information
Operating cash flows used in operating leases	(76,952)	(70,080)
Remaining lease term (in years)	1.00	1.92
Discount rate	10%	10%

As of June 30, 2026, the annual future minimum lease payments of the Company's operating lease liabilities were as follows:

2026	74,348
2027	74,348
Total future minimum lease payments, undiscounted	148,696
Present value discount	(11,366)
Total lease liability	$137,330

5. Share capital

Authorized

The Company has authorized an unlimited number of common shares participating, voting and without nominal or par value. Each holder of common shares is entitled to one vote for each share owned on all matters voted upon by shareholders.

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

As of June 30, 2026, 133,800 of the 1,490,000 Regulation A Warrants have been exercised for cash for proceeds to the Company of $374,640. No Regulation A Warrants were exercised during the six months ended June 30, 2026.

The fair value of the Regulation A Warrants were estimated using the Black-Scholes model with the following assumptions:

Issue Date March 10, 2025
Valuation date share price	$3.40
Exercise price	$2.80
Dividend yield	-
Risk-free interest rate	3.98%
Expected warrant life	5.00 years
Expected volatility	97.81%

Warrant activity as below:

	Number of common share warrants outstanding	Weighted average exercise price $	Weighted average remaining life (years)
Outstanding as at December 31, 2025	7,281,795	2.70	4.90
Warrants granted	-	-	-
Warrants exercised	-	-	-
Total Warrants outstanding as at June 30, 2026	7,281,795	2.70	4.41

The number of warrants outstanding as at the six months ended June 30, 2026:

	Warrants outstanding
	Expiry date	Exercise price	Number outstanding	Number exercisable
Warrants issued as part of the IPO	November 15, 2029	$ 4.64	985,595	985,595
Regulation A Warrants	March 10, 2030	$ 2.80	16,200	16,200
June 30, 2030 Warrants	June 2, 2030	$ 3.10	2,260,000	2,260,000
Series C and D Warrants	June 5, 2031	$ 2.00	4,020,000	4,020,000

Standby Equity Purchase Agreement

On February 10, 2025, the Company also announced that it had entered into a standby equity purchase agreement (the "SEPA") with YA II PN, Ltd. ("Yorkville"). Pursuant to the SEPA and subject to the satisfaction of certain conditions, Yorkville has committed to purchase the Company's common shares in increments up to an aggregate gross sales price of $15,000,000 during the 36 months following the date of the SEPA (such shares, the "Shares"). The Shares will be sold at the Company's option pursuant to the SEPA at 97% of the Market Price (as defined pursuant to the SEPA) and purchases are subject to certain limitations set forth in the SEPA. For the six months ended June 30, 2026, the Company issued 5,336,780 common shares pursuant to the SEPA at market prices for gross proceeds of $4,229,823 and net proceeds of  $4,102,740. During the six months ended June 30, 2026, $3,223,980 of the gross proceeds received under the SEPA were held back to partially repay the Company's Yorkville debenture and related interest obligations. As at June 30, 2026 the Company has $2,489,206 available to exercise in relation to the SEPA.

On December 29, 2025, the Company entered into an equity distribution agreement (the "ATM Agreement") with Maxim Group LLC and Yorkville Securities LLC ("Yorkville Securities" and together with Maxim Group LLC, the "Agents") to create an at-the-market equity program (the "ATM"). Under the ATM Agreement, the Company may offer and sell its common shares from time to time through the Agents. The Company agreed to pay the Agents a commission equal to 3% of the gross sales from the sales of the shares pursuant to the ATM Agreement. For the six months ended June 30, 2026, the Company has issued 28,248,981 common shares as part of the program. The gross proceeds from the issuance were $12,868,181.

6. Stock-based compensation

At June 30, 2026, the Company had in place a stock option plan for employee, non-employee directors, and consultants of the Company (the "Plan"). The Plan provides both for the direct award or sale of shares and for the grant of options to purchase shares. Under the plan, the total number of shares available for options cannot exceed 10% of the Company's issued and outstanding common shares at the time of any grant. The Company is authorized to issue options to employees, non-employee directors and consultants under the plan.

On March 30, 2026, the Company issued 975,000 stock options to directors, officers, and employees of the Company. The options are exercisable at $0.50 per share, expire five years from the grant date, and vest quarterly over a one-year period. On June 3, 2026, the Company issued an additional 2,075,000 stock options to directors, officers, and employees of the Company. The options are exercisable at $0.36 per share, expire five years from the grant date, and vest quarterly over a one-year period. During the three months ended June 30, 2026, the Company accelerated the vesting of all options outstanding except the 2,075,000 options that were granted on June 3, 2026.

The following table summarizes option transactions for the Plan:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Outstanding at December 31, 2024	1,185,000	1.47	4.18	1.18
Granted	100,000	2.60	5.00	-
Outstanding at June 30, 2025	1,285,000	1.56	3.79	1.43
Exercisable at June 30, 2025	980,000	1.25	4.01	1.74
Unvested at June 30, 2025	305,000	2.56	4.44	-

Outstanding at December 31, 2025	2,505,000	2.05	2.75	-
Granted	3,050,000	0.40	4.87	-
Forfeited	(45,000)	1.79	-	-
Outstanding at June 30, 2026	5,510,000	1.14	4.32	-
Exercisable at June 30, 2026	3,435,000	1.62	3.94	-
Unvested at June 30, 2026	2,075,000	0.36	4.93	-

As of June 30, 2026, there were $419,075 of unrecognized stock-based compensation cost related to share options outstanding, which is expected to be recognized over a weighted-average period of 0.93 years.

The weighted average grant date fair value of awards for options granted during the six months ended June 30, 2026, was $0.24. The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

June 30, 2026 Weighted-average
Exercise price	0.40
Share price	0.37
Dividend	-
Risk-free interest rate	4.13%
Estimated life (in years)	5
Expected volatility	76.33%

For the three and six months ended June 30, 2026, stock-based compensation expense was $1,405,826 and $2,005,133, respectively. For the three and six months ended June 30, 2025, stock-based compensation expense was $117,448 and $585,442, respectively. Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss within the line items ‘general and administrative’ expenses.

7. Related party transactions

On October 18, 2023, the Company signed an agreement with RBx Capital, LP ("RBx"), a family office controlled by the Company's Executive Chairman and CEO, that provides for certain managerial positions to be filled from within RBx. RBx is responsible for the payment and provision of all wages, bonuses, and benefits for these positions. In January 2026, reimbursable salaries paid to RBx pursuant to this agreement were increased to $125,000 per month from $100,000 per month. Reimbursable salaries paid to RBx were $750,000 and $600,000 during the six months ended June 30, 2026 and 2025, respectively. Additional expenses of $455,486 and $64,046 were incurred by RBx on behalf of the Company during the three months ended June 30, 2026 and 2025, respectively. Additional expenses of $898,983 and $104,911 were incurred by RBx on behalf of the Company during the six months ended June 30, 2026 and 2025, respectively. The total amount of accounts payable to RBx was $161,846 and $121,273 as of June 30, 2026 and 2025, respectively.

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

The Company's cash and cash equivalents and restricted cash are classified as Level 1. The fair value of the Company's cash and cash equivalents is determined based on market pricing that is both objective and publicly available. As of June 30, 2026 and December 31, 2025, the fair value of the Company's cash and cash equivalents and restricted cash were $25,191,540 and $8,705,218, respectively. As of June 30, 2026 and December 31, 2025, the Company's cash equivalents are invested in money market funds.

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$13,573,269	$-	$-	$13,573,269
Total assets measured at fair value	$13,573,269	$-	$-	$13,573,269

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Cash and cash equivalents	$8,705,218	$-	$-	$8,705,218
Total assets measured at fair value	$8,705,218	$-	$-	$8,705,218

The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.

The carrying value of the Company's secured promissory notes described in Note 12 below approximates the fair value since the financial instrument is short-term with a maturity date of November 27, 2027. As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company's other financial instruments, which include cash and cash equivalents and restricted cash, accounts payable and accrued expenses approximate fair values because of their short-term maturities.

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

Pursuant to the terms of the Antev acquisition, the Company acquired 98.60% ownership in Antev, including all the assets and its In-Process Research and Development (IPR&D) – Teverelix. There was additional contingent consideration based on the following development milestones of the IPR&D:

Phases	Contingent Consideration agreed for Antev shares acquired through issue of shares	Contingent Consideration agreed for Antev shares acquired by cash payment
(i) Advanced Prostate Cancer - Phase 2 success or registration	$2.00 per common share issued	$1.47 per Antev share (pro rata interest in $5,333,200)
(ii)Acute Urinary Retention Prevention - Phase 2 success or registration	$7.50 per common share issued	$5.52 per Antev share (pro rata interest in $19,999,500)
(iii) FDA NDA approval - Hormone therapy for prostate cancer	Up to $20,000,000 (subject to pro rata reduction)	$5.52 per Antev share (pro rata interest in $20,000,000
(iv) FDA NDA approval – AUR prevention	Up to $20,000,000 (subject to pro rata reduction)	$5.52 per Antev share (pro rata interest in $20,000,000)

As of June 30, 2026, the Company had no other long-term commitments.

Contingencies

In the ordinary course of business, from time to time, the Company may be involved in various claims related to operations, rights, commercial, employment or other claims. Although such matters cannot be predicted with certainty, management does not consider the Company's exposure to such claims to be material to these consolidated financial statements.

10. Segment reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company manages the business activities on a consolidated basis and operates as one reportable segment that constitutes all of the consolidated entity, which is the business of advancing the clinical development program of the Company’s product, while opportunistically identifying, evaluating, and acquiring accretive assets, properties or businesses. The Company’s CODM is its Chief Executive Officer. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM uses consolidated net loss to measure segment loss, allocate resources and assess performance. The significant segment expense categories (general and administrative and research and development) are consistent with those presented on the face of the statements of operations and comprehensive loss. Other segment items are interest (income) expenses which are consistent with those presented on the face of the statements of operations and comprehensive loss. Additionally, the CODM reviews cash forecast models to determine where the Company will invest in planned research and development activities. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying condensed consolidated balance sheet as Total Assets. Segment asset information is not used by the CODM to allocate resources.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company's single reporting segment. A reconciliation to consolidated operating expenses as the Company’s single segment operating loss for the three and six months ended June 30, 2026 and 2025 is included in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses:
SkinJect
Clinical, manufacturing and regulatory activities	1,268,747	1,011,362	2,011,288	2,453,931
Professional services and intellectual property	96,653	71,561	145,227	116,678
Teverelix
Clinical, manufacturing and regulatory activities	2,927,793	-	3,850,023	-
Professional services and intellectual property	46,169	-	78,341	-
Salaries and benefits	568,329	356,641	1,527,207	875,169
Total research and development expenses	4,907,692	1,439,564	7,612,085	3,445,778
Total general and administrative expenses	6,571,097	4,576,524	12,463,781	7,696,584
Total operating expenses	11,478,789	6,016,088	20,075,866	11,142,362
Other income (expense):
Finance income	-	40,004	-	63,870
Interest income (expense)	(205,638)	-	(523,789)	-
Loss on SEPA settlements	-	-	(127,083)	-
Change in fair value of debentures	-	(200,000)		(200,000)
Total other income (expense)	(205,638)	(159,996)	(650,872)	(136,130)
Net loss for the period	(11,684,427)	(6,176,084)	(20,726,738)	(11,278,492)

11. Debentures and Secured Promissory Notes

On September 17, 2025, the Company entered into a securities purchase agreement with Yorkville to issue a debenture with the principal amount of $8,000,000 issued at a discount of $633,707 for proceeds of approximately $7,366,293. Interest accrued on the outstanding principal amount of the debenture at an annual rate of 8%, subject to a potential increase to 18% per annum upon the occurrence of certain events of default. The debenture had a maturity date of September 17, 2026, and was to be repaid using proceeds from the SEPA; however, on May 27, 2026, the Company used part of the proceeds from the issuance of the Secured Promissory Notes (as defined herein) to repay and extinguish the outstanding balance and accrued interest owing on the debenture.

The debenture was initially recorded at fair value, based on the discounted proceeds. Subsequently, the Company accounted for the debenture at amortized cost using the effective interest rate method, resulting in accretion expense of $374,712 for the six months ended June 30, 2026. The effective interest rate calculated was 32.75% as of June 30, 2026. On May 27, 2026, the Company repaid the outstanding principal balance of $2,343,778 related to the Yorkville debenture, together with accrued interest of $135,664, using proceeds received from the issuance of the Secured Promissory Notes.

On May 27, 2026, the Company entered into a Note Purchase Agreement with Streeterville Capital, LLC ("Streeterville"), pursuant to which the Company issued two secured promissory notes with aggregate principal amounts of $22,864,225. The first promissory note ("Note A") was issued with a face value of $12,864,225 and a purchase price of $12,000,000, resulting in an issue discount of $864,225. The second promissory note ("Note B") was issued with a principal amount of $10,000,000. Note A bears interest at 8.75% per annum compounded daily and Note B bears interest at 5.0% per annum compounded daily. Both promissory notes mature on November 27, 2027.

The Secured Promissory Notes are secured by a first-ranking security interest over substantially all assets of the Company. Guarantees are provided by the Company's subsidiaries.

The Company evaluated the transaction under ASC 470-50, Debt Modifications and Extinguishments, and determined that the issuance of the Streeterville promissory notes and repayment of the Yorkville debenture should be accounted for as an extinguishment of debt. Accordingly, the carrying amount of the Yorkville debenture was derecognized upon settlement, and the newly issued promissory notes were recognized as new debt instruments.

The Company initially recorded the Note A and Note B ("promissory notes") at fair value based on the proceeds received, net of directly attributable debt issuance costs. Subsequently, the Company accounts for the promissory notes at amortized cost using the effective interest method. Debt issuance costs are amortized over the contractual life of the respective promissory notes. The Company incurred $615,000 in debt issuance cost related to the promissory notes.

The Note A permits the lender to require monthly redemptions beginning on the seventh month following the issuance, subject to the terms of the agreement. Beginning on the seventh month following the issuance date, the lender has the right to require monthly redemptions of up to $500,000 per month plus make-whole interest calculated as if the redeemed amount had remained outstanding until maturity. If the Company fails to satisfy a redemption notice within the required period, the outstanding balance is increased by 20% of the applicable redemption amount. In addition, beginning on the sixth month following the issuance date, both Note A and Note B permit the lender to require limited redemptions of up to 5% of the cumulative daily dollar trading volume during specified redemption windows when the Company's common shares trade at least 15% above the defined Minimum Price per the agreement. Such limited redemptions are payable at 110% of the applicable redemption amount.

Both Note A and Note B contain customary trigger event and event of default provisions, including payment defaults, insolvency events, delisting determinations and specified corporate transactions.  Upon the occurrence of such trigger events, the lender may increase the outstanding balance by 5% for certain minor trigger events or 15% for certain major trigger events, as more fully described in Note A and Note B, subject to contractual limitations. Following an event of default, the lender may accelerate repayment and default interest may accrue at a rate of up to 18% per annum, subject to applicable law.

As at June 30, 2026, the Company was in compliance with the terms and covenants of both notes.

In connection with Note B, $10,000,000 of the proceeds were deposited into a restricted deposit account maintained pursuant to a Deposit Account Control Agreement. The lender has control rights over the account upon the occurrence of specified trigger events and may direct the disposition of funds in the account. Under certain circumstances, amounts outstanding under Note B may be exchanged into additional Note A borrowings. Specifically, for each $2.0 million of Note A principal repaid, up to $1.0 million of the outstanding Note B balance may be exchanged into a new Note A advance, subject to the conditions set out in the financing agreements.

The Company evaluated the embedded features contained within the promissory notes and concluded that certain features would require bifurcation under ASC 815; however, the fair value of such features was determined to be de minimis. Accordingly, no embedded derivative liability was recorded as of June 30, 2026.

Debenture issued on September 17, 2025:	June 30, 2026
Net balance as at December 31, 2025	5,245,543
Repayment of new debenture	(3,180,084)
Interest accretion	374,712
Interest payment	(96,393)
Ending balance as of March 31, 2026	$2,343,778
Repayment of Yorkville debenture	(2,343,778)
Ending balance as of June 30, 2026	$-

Note A issued on May 27, 2026:	June 30, 2026
Proceeds of Note A	12,864,225
Discount on debt	(864,225)
Debt issuance costs	(349,091)
Interest accretion	79,257
Ending balance	$11,730,166
Note B issued on May 27, 2026:	June 30, 2026
Proceeds of Note B	10,000,000
Debt issuance costs	(265,909)
Interest accretion	18,286
Ending balance	$9,752,376

As of June 30, 2026, accrued interest of $81,426 related to the promissory notes was included in accounts payable on the condensed consolidated balance sheet, with the corresponding amount recognized in interest expense in the condensed consolidated statement of operations and comprehensive loss.

12. Restricted Cash

As of June 30, 2026, cash of US$10.0 million was held in a restricted deposit account maintained by a subsidiary of the Company pursuant to the Deposit Account Control Agreement entered into in connection with the Note B financing. The funds are subject to a first-ranking security interest in favour of the lender and are not available for general corporate purposes except in accordance with the financing arrangements. Accordingly, the balance has been presented as restricted cash in the condensed interim consolidated statement of financial position.

13. Liquidity and Going Concern

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

14. Loss per share

Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to shareholders	(11,617,705)	(6,176,084)	(20,659,848)	(11,278,492)
Weighted average number of common shares outstanding	55,055,225	14,284,261	47,566,945	13,853,305
Basic and diluted net loss per share attributable to shareholders	(0.21)	(0.43)	(0.43)	(0.81)

The Company's potentially dilutive securities as of June 30, 2026 and 2025, include stock options, warrants, and debentures. The Company excluded the potential ordinary shares outstanding at each period end from the computation of diluted net loss per share attributable to ordinary shareholders for the period ended June 30, 2026 and 2025 because including them would have had an anti-dilutive effect.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Period Ended
	June 30, 2026	June 30, 2025
Stock options	5,510,000	1,285,000
Warrants	7,281,795	4,596,795
Debentures	-	5,000,000
	12,791,795	10,881,795

15. Subsequent events

Subsequent to the period ended June 30, 2026, the Company completed sales under its ATM pursuant to which it issued 2,812,566 common shares for gross proceeds of approximately $840,471 or approximately $815,257 after incurring commissions payable to the Agents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item and other sections of this Quarterly Report contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in "Risk Factors" in Part I, Item 1A in the 2025 Annual Report and Part II, Item 1A of this Quarterly Report. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this Quarterly Report. These forward-looking statements are made as of the date of this Quarterly Report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law. All amounts are expressed in United States dollars unless otherwise stated. This discussion should be read in conjunction with the Company's interim unaudited condensed consolidated financial statements for the three  and six months ended June 30, 2026 and 2025.

Company Overview

Medicus Pharma Ltd. (the "Company") is a clinical stage, multi-strategy, biotech/life sciences company focused on investing in and accelerating clinical development programs of novel and potentially disruptive therapeutic assets. The Company looks into opportunities across all therapeutic areas where an unmet need exists for improved patient safety and efficacy. The Company is opportunistically exploring to expand its drug development pipeline through qualified and accretive acquisitions and partnerships.

The Company has three wholly owned subsidiaries, Medicus Pharma Inc., a company incorporated in the state of Delaware on October 12, 2023, SkinJect, Inc. ("SkinJect"), a company incorporated in the state of Pennsylvania on March 3, 2015 and, for purposes of engaging in the Secured Promissory Notes (as defined below) transactions, MDCX Holdings, LLC, a limited liability company organized in the state of Utah on May 19, 2026.

The Company also has one non-wholly owned subsidiary, Antev Limited ("Antev"), a company formed in England and Wales, of which it owns 98.6% of the issued and outstanding shares.

SkinJect is focused on the development of a novel "innovation combination product", as an investigational new drug, using uniquely designed, patent protected dissolvable microneedle arrays ("C-MNA" or "P-MNA") and doxorubicin containing dissolvable microneedle arrays ("D-MNA") for the treatment of certain skin cancers. To that end, the Company licensed certain technology co-developed by the University of Pittsburgh and Carnegie Mellon University. The Company established and validated fabrication processes relative to the C-MNAs or P-MNAs and D-MNAs, completed pre-clinical testing and secured approval to proceed with clinical trials activity from the Food and Drug Administration ("FDA").

The Company has advanced SkinJect through a multi-stage clinical program. An initial Phase 1 dose-escalation study ("SKNJCT-001") established that the D-MNA patch was well tolerated with no dose-limiting toxicity in patients with basal cell carcinoma ("BCC"). The Company also initiated a study ("SKNJCT-002") to evaluate device penetration in healthy volunteers, but paused the study after enrolling seven of a planned 15 subjects due to variability in array application and ultimately closed the study without further enrollment - no adverse events were reported. The Company also conducted a Phase 2 study ("SKNJCT-003") which was a randomized, double-blinded, three arm study evaluating two dose levels of D-MNA compared with a device-only control (C-MNA or P-MNA) in patients with nodular type basal cell carcinoma ("nBCC"). The SKNJCT-003 study, conducted across sites in the United States and in Europe, reported topline results in March 2026 showing 73% clinical clearance and 40% histological clearance in the D-MNA arm compared to 38% clinical clearance in the device-only P-MNA arm in the 200-µg patient cohort at Day 57 of the study. The Company provided further updates on the results of the SKNJCT-003 study in June 2026, showing 55% histological clearance and 64% clinical clearance in patients in the 200 ug cohort that were treated with SkinJect. The Company is conducting a separate Phase 2 study in the United Arab Emirates ("SKNJCT-004") and, in September 2025, gained FDA alignment to pursue the 505(b)(2) regulatory pathway to treat BCC using D-MNA.

The Company is separately pursuing SkinJect as a treatment for Gorlin Syndrome (Nevoid Basal Cell Carcinoma Syndrome), a rare inherited genetic disorder associated with lifelong development of multiple basal cell carcinomas and recurrent skin cancers. In support of this program, the Company is pursuing a registrational Phase 2b study design ("SKNJCT-005") and filed applications for Orphan Drug Designation and Rare Pediatric Disease Designation.

In August 2025, the Company completed its acquisition of Antev, a UK-based clinical biotech company developing Teverelix, a next-generation gonadotropin-releasing hormone ("GnRH") antagonist, as a first in market product for cardiovascular high-risk prostate cancer patients and patients with first acute urinary retention ("AUR") episodes due to enlarged prostate. The Company has received FDA clearance to proceed with a Phase 2b dose-optimization study of Teverelix in men with advanced prostate cancer ("APC") and has submitted an optimized Phase 2 study design for the prevention of recurrent AUR in men with benign prostatic hyperplasia. The Company has also submitted an investigational new drug application to the United Arab Emirates ("UAE") Department of Health, Abu Dhabi ("DOH") for its planned PRECISION-E2 study, a first-of-its-kind, Phase 2a genomics-enabled clinical trial, that will evaluate Teverelix in women with symptomatic endometriosis in the UAE.

The Company continues to engage with the FDA and international regulators to advance these programs toward registrational development and to pursue further developmental opportunities.

Recent Developments

On April 6, 2026, the Company announced its submission of an optimized Phase 2 clinical study design to the FDA for Teverelix, for the prevention of recurrent AUR in men with benign prostatic hyperplasia as part of the Company's existing open investigational new drug for Teverelix.

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

On May 6, 2026, the Company announced results from a pre-specified expanded dataset analysis demonstrating positive dose response from its Phase 2 SKNJCT-003 study evaluating safety and efficacy of D-MNA to treat nBCC of the skin, the most common type of skin cancer. This additional pre-specified analysis, builds upon the previously reported positive topline results, provides expanded biological, histologic, and safety insights that further strengthen SkinJect's therapeutic profile and future registrational discussions with the FDA. The expanded analysis showed clear and consistent dose response relationship across endpoints, demonstrating stronger separation between the 200ug cohort and control, particularly at Day 57. These additional findings are also consistent with prior Phase 1 clinical observations in the SKNJCT-001 study in March 2021, and interim analysis of SKNJCT-003 in March 2025, reinforcing reproducibility across studies.

On June 3, 2026, the Company announced its submission of Protocol SKNJCT-005 to the FDA under the Company's existing Investigational New Drug ("IND") application, for SkinJect into registrational development for patients with Gorlin Syndrome, also called Nevoid Basal Cell Carcinoma Syndrome, a rare inherited genetic disorder associated with lifelong development of multiple basal cell carcinomas and recurrent skin cancers, often resulting in repeated surgical procedures. The submitted protocol outlines a Phase 2b, open-label study designed to generate efficacy and safety data intended to support a future new drug application for SkinJect in Gorlin Syndrome.

On June 8, 2026, the Company announced its submission of a substantial modification application through the European Union Clinical Trials Information System supporting the planned Phase 2b study of Teverelix in APC. The planned Phase 2b study is designed to optimize dose selection and further characterize the pharmacokinetic, pharmacodynamic, efficacy and safety profile of Teverelix ahead of planned registrational development. Medicus has previously engaged extensively with the FDA regarding its APC development strategy, including future studies focused on patients with elevated cardiovascular risk.

On June 11, 2026, the Company announced its submission of an IND application to the DOH for PRECISION-E2, a first-of-its-kind, Phase 2a genomics-enabled clinical trial evaluating Teverelix in women with symptomatic endometriosis in the UAE. The PRECISION-E2 study is designed to combine clinical outcomes, hormonal biomarkers, pharmacokinetic and pharmacodynamic measurements, and genomic analyses to better understand treatment response variability in women suffering from endometriosis.

On June 15, 2026, the Company announced its submission of Rare Pediatric Disease Designation ("RPDD") request to the FDA for SkinJect, the Company's investigational D-MNA patch, for the treatment of BCC in patients with Gorlin Syndrome, also known as Nevoid Basal Cell Carcinoma Syndrome. The RPDD submission was made pursuant to Section 529 of the Federal Food, Drug, and Cosmetic Act and follows the Company's previously announced Orphan Drug Designation ("ODD") application (DRU-2026-11578), and Registrational study design (SKNJCT-005) which remains under FDA review. The design of the Company's Gorlin Syndrome development program has been informed through engagement with clinical experts and the Gorlin Syndrome Alliance, a patient advocacy group focused on the needs and priorities of this unique patient population.

On June 24, 2026, the Company participated in the 2026 Bio International Conference in San Diego, California, where Dr. Faisal Mehmud, Chief Medical Officer of Medicus, delivered a company presentation highlighting clinical, regulatory and strategic advancements across the Company's development portfolio. The presentation included, among other updates, the updated positive decision-grade dataset from the Phase 2 SKNJCT-003 study, which demonstrated a clear dose-response relationship and clinically meaningful complete response rates (55% histological clearance and 64% clinical clearance) in patients in the 200 ug cohort that were treated with SkinJect.

On July 16, 2026, the Company announced it received written feedback from the FDA and central Institutional Review Board approval, with modifications, for its optimized Phase 2 clinical study of Teverelix in men following a first episode of AUR. The Company submitted the optimized protocol to the FDA on April 2, 2026, under its existing IND application for Teverelix. The redesigned study is expected to enroll approximately 126 patients across the United States and Europe, compared with approximately 390 patients contemplated under the Company's previously disclosed development plan, and is intended to generate an early pharmacodynamic signal while supporting dose optimization, route selection and future clinical development.

On July 27, 2026, the Company announced that the FDA completed its safety review of the Company's IND application for SKNJCT-005 and issued a "Study May Proceed" letter authorizing the initiation of the Company's NDA-enabling registrational Phase 2b clinical study evaluating SkinJect 200 mcg in patients with Gorlin Syndrome presenting with multiple BCCs.

On July 31, 2026, the Company announced that the UAE DOH has granted IND authorization for the Company's PRECISION-E2 Phase 2a clinical study evaluating Teverelix in women with moderate-to-severe symptomatic endometriosis.

On August 3, 2026, the Company announced the appointment of Faisal Mehmud, MD, MRCP, as chief executive officer of Antev, effective August 30, 2026. Dr. Mehmud will continue to serve as Chief Medical Officer of Medicus and Co-Chairman of Antev.

Share Consolidation

On June 25, 2024, the Company's shareholders approved an amendment to the Company's articles of incorporation to provide for a share consolidation (the "Share Consolidation"), or reverse stock split, of the Company's issued and outstanding common shares at such a consolidation ratio to be determined by the Company's board of directors in its sole discretion, to permit the Company to satisfy all conditions and necessary regulatory approvals to list the common shares on a U.S. national securities exchange as the Company's board of directors may determine in its sole discretion. Our board of directors approved the Share Consolidation on October 15, 2024, and the Share Consolidation was completed by the Company on October 28, 2024, at the ratio of 1-for-2.

After the completion of the Share Consolidation, the number of the Company's issued and outstanding common shares decreased from 21,693,560 to 10,846,721. The par value of the Company's common shares remains unchanged at $0 per share after the Share Consolidation. The Share Consolidation was completed in preparation for a U.S. listing.

On June 3, 2026, at the Company's 2026 Annual General and Special Meeting of shareholders, the Company's shareholders approved a special resolution authorizing the Board, in its discretion, to effect a consolidation of the Company's common shares on the basis of a consolidation ratio to be determined by the Board, up to a maximum ratio of 50 pre-consolidation common shares for every one post-consolidation Common Share, if the Board determines such a consolidation is necessary or desirable, including, without limitation, for the purpose of meeting any applicable stock exchange or regulatory requirements. As of the date hereof, the Board has neither effected such share consolidation nor announced an intention to do so.

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

Total gross proceeds from our initial public offering were $4.0 million, including the proceeds from the Overallotment Warrants. The Company incurred total issuance costs of $2.1 million, including underwriter fees, and legal and other professional fees incurred directly related to the issuance. No Public Warrants issued as part of our initial public offering were exercised during the three and six months ended June 30, 2026.

Regulation A Offering

On March 10, 2025, the Company completed an offering (the "Regulation A Offering") of 1,490,000 units at $2.80 per unit pursuant to Tier II of Regulation A under the Securities Act, with each unit consisting of one common share and one warrant (each, a "Regulation A Warrant"). The Regulation A Warrants have an exercise price of $2.80 and expire on March 10, 2030. The aggregate gross proceeds to the Company from the Regulation A Offering were $4.2 million. No Regulation A Warrants were exercised during the three and six months ended June 30, 2026.

Debentures

On May 2, 2025, the Company entered into a securities purchase agreement with YA II PN, Ltd. ("Yorkville"), under which the Company has issued and sold three debentures (the "Initial Debentures") to Yorkville in an aggregate principal amount totaling $5,000,000. The Initial Debentures were issued at a discounted price of 90% for proceeds to the Company of $4,500,000. Interest accrued on the outstanding principal amount of each Initial Debenture at an annual rate of 8%, subject to a potential increase to 18% per annum upon the occurrence of certain events of default. The Initial Debentures had a maturity date of February 2, 2026.

On September 17, 2025, the Company entered into a securities purchase agreement with Yorkville to issue a new debenture (the "Debenture") with the principal amount of $8,000,000 issued at a discount of $633,707 for proceeds of approximately $7,366,293. Interest accrued on the outstanding principal amount of the Debenture at an annual rate of 8%, subject to a potential increase to 18% per annum upon the occurrence of certain events of default. The Debenture had a maturity date of September 17, 2026 and was to be partially repaid using proceeds from the SEPA (as defined below). On May 27, 2026, the Company used part of the proceeds of its issuance of the Secured Promissory Notes to repay and extinguish the outstanding balance and accrued interest owing on the Debenture.

June 2025 Public Offering

On June 2, 2025, the Company closed a public offering with gross proceeds of $7.0 million (the "June 2025 Public Offering"). The Company issued 2,260,000 units at a price of $3.10 per unit. Each unit consisted of one common share of the Company and one warrant to purchase one common share (the "June 2030 Warrants"). The June 2030 Warrants have an exercise price of $3.10 per share and will expire on June 2, 2030. No June 2030 Warrants were exercised during the three and six months ended June 30, 2026.

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

Secured Promissory Notes

On May 27, 2026, the Company entered into and closed on a note purchase agreement with Streeterville Capital, LLC, providing for the issuance of two secured promissory notes: (i) a Secured Promissory Note A in the original principal amount of $12,864,225 carrying an 8.75% interest rate and a 6.7% original issue discount (the “Note A”) and (ii) a Secured Promissory Note B in the original principal amount of $10,000,000 carrying a 5% interest rate with no original issue discount (the “Note B” and together with the Note A, the “Secured Promissory Notes”). The Secured Promissory Notes will mature on November 27, 2027.

Results of Operations

The following table outlines our statements of loss and comprehensive loss for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,			Six months ended June 30,
	2026	2025		2026	2025
	$	$	Change	$	$	Change
General and administrative	6,571,097	4,576,524	1,994,573	12,463,781	7,696,584	4,767,197
Research and development	4,907,692	1,439,564	3,468,128	7,612,085	3,445,778	4,166,307
Total operating expenses	11,478,789	6,016,088	5,462,701	20,075,866	11,142,362	8,933,504
Loss from operations	(11,478,789)	(6,016,088)	(5,462,701)	(20,075,866)	(11,142,362)	(8,933,504)
Other income (expense):
Finance income	-	40,004	(40,004)	-	63,870	(63,870)
Interest expense	(205,638)	-	(205,638)	(523,789)	-	(523,789)
Loss on SEPA settlements	-	-	-	(127,083)	-	(127,083)
Change in fair value of debentures and secured promissory notes	-	(200,000)	200,000	-	(200,000)	200,000
Total other income (expense)	(205,638)	(159,996)	(45,642)	(650,872)	(136,130)	(514,742)
Net loss for the period	(11,684,427)	(6,176,084)	(5,508,343)	(20,726,738)	(11,278,492)	(9,448,246)
Foreign currency translation adjustment	255,177	-	255,177	50,928	-	50,928
Comprehensive loss for the period	(11,429,250)	(6,176,084)	(5,253,166)	(20,675,810)	(11,278,492)	(9,397,318)
Net loss per common share (basic and diluted)	(0.21)	(0.43)	0.22	(0.43)	(0.81)	0.38

General and administrative

General and administrative expenses increased by $1,994,573 or 43.6% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and increased by $4,767,197 or 61.9% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was primarily due to an increase in consulting fees, salaries and wages with increased headcount at board and management level and fees, expenses related to business development and investor relations and stock-based compensation. General and administrative expenses primarily include professional fees, consulting fees, salaries, wages and benefits, general office, insurance, administration expenditures, costs related to business development and investor relations, public relations, market awareness, advocacy and stock-based compensation associated with maintaining investor relations, public relations, market awareness, advocacy, director and officer insurance and compliance with applicable securities law requirements. In addition, there are additional costs, recurring and non-recurring, associated with increased regulatory requirements following the Company's initial public offering, transition to U.S. domestic issuer status, multiple financing transactions and the Antev acquisition.

Research and development ("R&D")

Research and development expenses consist of costs incurred to research and develop our product candidates and are expensed as incurred. We do not track total R&D expense by program, therapeutic indication or product candidate, as our internal resources are shared across programs and our development priorities shift over time. We separately identify external costs that are directly attributable to the SkinJect and Teverelix programs, which primarily include costs related to clinical, manufacturing, and regulatory activities, as well as certain professional services and intellectual property costs. Internal personnel costs (salaries and benefits, including share-based compensation) are shared across programs, are not attributable to a single product candidate, and are presented as unallocated. Of the total research and development expense noted in the table below, the external, third-party costs that were directly attributable to our product candidates were as follows:

	Six months ended June 30, 2026
($) - External R&D costs	SkinJect	Teverelix	Total
Clinical, manufacturing and regulatory activities	2,011,288	3,850,023	5,861,311
Professional services and intellectual property	145,227	78,341	223,567
Total external costs directly attributable	2,156,515	3,928,364	6,084,879
Salaries and benefits	-	-	1,527,207
Total research and development expense (1)	-	-	7,612,085

	Six months ended June 30, 2025
($) - External R&D costs	SkinJect	Total
Clinical, manufacturing and regulatory activities	2,453,931	2,453,931
Professional services and intellectual property	116,678	116,678
Total external costs directly attributable	2,570,609	2,570,609
Salaries and benefits	-	875,169
Total research and development expense (1)	-	3,445,778
	Three months ended June 30, 2026
($) – External R&D costs	SkinJect	Teverelix	Total
Clinical, manufacturing and regulatory activities	1,268,747	2,927,793	4,196,540
Professional services and intellectual property	96,653	46,169	142,822
Total external costs directly attributable	1,365,400	2,973,962	4,339,362
Salaries and benefits	-	-	568,329
Total research and development expense (1)	-	-	4,907,692

	Three months ended June 30, 2025
($) – External R&D costs	SkinJect	Total
Clinical, manufacturing and regulatory activities	1,011,362	1,011,362
Professional services and intellectual property	71,561	71,561
Total external costs directly attributable	1,082,923	1,082,923
Salaries and benefits	-	356,641
Total research and development expense (1)	-	1,439,564

(1) Total research and development expense reconciles to the amount reported on the Company's consolidated statements of operations for each period presented.

R&D expenses increased by $4,166,307 or 120.9% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase is primarily due to the development of Teverelix, offset with a reduction in costs relating to SkinJect as we come to the end of its Phase 2 trials. We expect our R&D expenses to increase going forward with the costs of two separate Phase 2 trials associated with Teverelix advancing.

The principal risks related to the Company's future performance are that the trials are unsuccessful, the Company does not receive FDA approval to proceed with the next stages of its multiple research and development tracks, or the Company is unsuccessful in obtaining future funding needed to continue its research and development tracks. These are customary risks for a development stage pharmaceutical Company and are less acute than for a Company with a less advanced product. Nevertheless, there can be no assurance that the Company will be able to complete its trials, that the trials will be successful, or that the product will ultimately reach commercialization.

Other income (expense)

Other income (expense) for the three and six months ended June 30, 2026, was an expense of $205,638 and $650,872, respectively, compared to an expense of $159,996 and $136,130 for the three and six months ended June 30, 2025, respectively. Other income (expense) for the three and six months ended June 30, 2026 is primarily related to interest expense of $205,638 and $523,789, respectively, a loss on SEPA settlements of $nil and $127,083, respectively. Other income (expense) for the three and six months ended June 30, 2025 consisted primarily of finance income of $40,004 and $63,870, respectively, more than offset by a $200,000 change in the fair value of debentures recognized in each period.

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

The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. In addition to the ATM, SEPA and Secured Promissory Notes (as defined herein), management believes that the Company has access to additional capital resources through public and/or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, it is possible that the Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. Further, the terms of any financing may adversely affect the holdings or the rights of the Company's shareholders. If the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays or entirely prevent the Company's continued efforts to progress its research and development program, pursue product portfolio expansion or commercialize its current or future products, each of which is critical to the realization of the Company's business plan and its future operations. This uncertainty, along with the Company's history of losses, indicates that substantial doubt exists about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements and this MD&A do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

The Company is subject to risks associated with any specialty biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company's research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable.

As of June 30, 2026, the Company had cash and cash equivalents of $15,174,128 and restricted cash of $10,017,412 compared to cash and cash equivalents of $8,705,218 and restricted cash of $nil as of December 31, 2025. During the six months ended June 30, 2026, the Company received $21,385,000 of net proceeds from the issuance of the Secured Promissory Notes, $12,399,815 of net proceeds from the issuance of common shares under the ATM and $4,102,740 of proceeds from the issuance of common shares under the SEPA. For the six months ended June 30, 2026, cash used in operating activities was $15,953,129 compared to $9,409,825 for the six months ended June 30, 2025. As of June 30, 2026, the Company had an accumulated deficit of $85,007,966 (December 31, 2025 – $64,348,118) and net loss of $11,684,427 and $20,726,738 for the three and six months ended June 30, 2026, respectively (June 30, 2025 - $6,176,084 and $11,278,492, respectively). The Company has a working capital of $6,140,096 as of June 30, 2026.

On March 10, 2025, the Company completed the Regulation A Offering of 1,490,000 units at $2.80 per unit. None of the 1,490,000 Regulation A Warrants have been exercised during the three and six months ended June 30, 2026.

On June 2, 2025, the Company closed its public offering with gross proceeds of $7.0 million. The Company issued 2,260,000 units at a price of $3.10 per unit. Each unit consisted of one common share of the Company and one June 2030 Warrant. The June 2030 Warrants have an exercise price of $3.10 per share and will expire June 2, 2030. As of June 30, 2026, no June 2030 Warrants have been exercised.

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

On December 29, 2025, the Company entered into the Equity Distribution Agreement with Maxim Group LLC and Yorkville Securities, LLC, an affiliate of Yorkville as agents, whereby the Agents may sell up to $15.3 million of our common shares as part of an at-the-market program. On April 23, 2026, the Company and the Agents entered into an amendment to the Equity Distribution Agreement, up-sizing the ATM program from $15.3 million to up to $50 million. As of June 30, 2026, the Company has issued 28,248,981 common shares as part of the program. The gross proceeds from the issuances were $12,868,181.

As of June 30, 2026, no Public Warrants issued as part of the initial public offering have been exercised for cash for nil proceeds to the Company.

As of June 30, 2026, the Company had issued 5,336,780 common shares at an aggregate market price of $4,229,823 for net proceeds of $4,102,740 under the SEPA.

Standby Equity Purchase Agreement

The Company entered into a standby equity purchase agreement dated February 10, 2025 (the "SEPA") with Yorkville, an investment fund managed by Yorkville Advisors Global, LP. Pursuant to the SEPA, the Company has the option, at its sole discretion, to sell up to $15,000,000 of the Company's common shares to Yorkville at any time during the 36-months following the date of the SEPA.

Yorkville's obligation to purchase the common shares is subject to a number of conditions, including that the Company file a registration statement with the SEC registering the resale of the common shares issuable thereunder, and that the registration statement is declared effective by the SEC. Such current registration statement, as amended, was originally filed with the SEC on September 29, 2025 and declared effective by the SEC on November 14, 2025.

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

As of June 30, 2026, the Company issued 5,336,780 common shares at market price of $4,229,823 for proceeds of $4,102,740. During the six months ended June 30, 2026, $3,223,980 of the gross proceeds were held back to partially repay the Company's outstanding debenture and interest to Yorkville, which was fully repaid and extinguished on May 27, 2026. As of June 30, 2026, the Company has capacity to issue up to approximately $2.5 million worth of common shares under the SEPA.

Cash flows

	Six months ended June 30,
	2026	2025
	$	$	Change
Cash used in operating activities	(15,953,129)	(9,409,825)	(6,543,304)
Cash provided by financing activities	32,354,942	14,915,048	17,439,894

Foreign currency effect on cash and cash equivalents	84,509	-	84,509

Net change in cash and cash equivalents and restricted cash during the period	16,486,322	5,505,223	10,981,099
Cash and cash equivalents and restricted cash, beginning of period	8,705,218	4,164,323	4,540,895
Cash and cash equivalents and restricted cash, end of period	25,191,540	9,669,546	15,521,994

Cash flows used in operating activities

Cash flows used in operating activities for the six months ended June 30, 2026, were $15,953,129 compared to cash flows used in operating activities of $9,409,825 for the six months ended June 30, 2025. The increase is primarily due to increased spending on research and development and general and administrative expenses.

Cash flows provided by financing activities

Cash flows provided by financing activities for the six months ended June 30, 2026, were $32,354,942 compared to cash flows provided by financing activities of $14,915,048 for the six months ended June 30, 2025. The increase is primarily due to increased proceeds from the issuance of common shares in equity offerings and under the SEPA, during the six months ended June 30, 2026, compared to proceeds from the issuance of common shares and warrants, net of offering costs from the Regulation A Offering, during the six months ended June 30, 2025.

Contractual Obligations

We have no significant contractual arrangements other than those noted in our financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2026, we have not entered into any off-balance sheet arrangements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in the MD&A section in our Annual Report.

Updated share information

As of June 30, 2026, we had 60,168,044 common shares issued and outstanding. In addition, there were 5,510,000 common shares issuable upon the exercise of outstanding stock options and 7,281,795 common shares issuable upon the exercise of warrants.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements.

Subsequent Events

On July 16, 2026, the Company announced it received written feedback from the FDA and central Institutional Review Board approval, with modifications, for its optimized Phase 2 clinical study of Teverelix in men following a first episode of AUR. The Company submitted the optimized protocol to the FDA on April 2, 2026, under its existing IND application for Teverelix. The redesigned study is expected to enroll approximately 126 patients across the United States and Europe, compared with approximately 390 patients contemplated under the Company's previously disclosed development plan, and is intended to generate an early pharmacodynamic signal while supporting dose optimization, route selection and future clinical development.

On July 27, 2026, the Company announced that the FDA completed its safety review of the Company's IND application for SKNJCT-005 and issued a "Study May Proceed" letter authorizing the initiation of the Company's NDA-enabling registrational Phase 2b clinical study evaluating SkinJect 200 mcg in patients with Gorlin Syndrome presenting with multiple BCCs.

On July 31, 2026, the Company announced that the UAE DOH has granted IND authorization for the Company's PRECISION-E2 Phase 2a clinical study evaluating Teverelix in women with moderate-to-severe symptomatic endometriosis.

On August 3, 2026, the Company announced the appointment of Faisal Mehmud, MD, MRCP, as chief executive officer of Antev, effective August 30, 2026. Dr. Mehmud will continue to serve as Chief Medical Officer of Medicus and Co-Chairman of Antev.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2026, the Company issued 500,000 common shares to an accredited investor under a strategic media agreement for advertising services to the Company. In addition, on April 22, 2026, the Company granted 250,000 Common Shares to certain accredited investors as compensation for services rendered to the Company. Such issuances and grants of common shares were made in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

Other than the aforementioned transactions, all other information required by Item 701 of Regulation S-K as to unregistered sales of equity securities of the Company during the period covered by this Quarterly Report has previously been included in Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Articles of Incorporation of Medicus Pharma Ltd. (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)
3.2	Articles of Amendment of Medicus Pharma Ltd., effective as of September 29, 2023 (incorporated by reference from Exhibit 3.2 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)
3.3	Articles of Amendment of Medicus Pharma Ltd., effective as of October 28, 2024 (incorporated by reference from Exhibit 3.4 to the Registrant's Registration Statement on Form F-1, filed with the SEC on October 29, 2024)
3.4	Articles of Amendment of Medicus Pharma Ltd., effective as of August 8, 2025 (incorporated by reference from Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2025)
3.5	Bylaws of Medicus Pharma Ltd., as in effect as of the date hereof (incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2025)
10.1	Amendment No. 1 to the Equity Distribution Agreement, dated April 23, 2026, among Medicus Pharma Ltd., Maxim Group LLC and Yorkville Securities, LLC (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on April 24, 2026)
10.2#	Note Purchase Agreement dated May 27, 2026, by and between the Company and Streeterville Capital, LLC (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 27, 2026)
10.3	Secured Promissory Note A-1 dated May 27, 2026, made by the Company in favor of Streeterville Capital, LLC (incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 27, 2026)
10.4	Secured Promissory Note B dated May 27, 2026, made by the Company in favor of Streeterville Capital, LLC (incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 27, 2026)
10.5	Security Agreement dated May 27, 2026, by and between the Company and Streeterville Capital, LLC (incorporated by reference from Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 27, 2026)
10.6	Security Agreement dated May 27, 2026, by and between Antev Limited and Streeterville Capital, LLC (incorporated by reference from Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 27, 2026)
10.7	Intellectual Property Security Agreement dated May 27, 2026, by and between Antev Limited and Streeterville Capital, LLC (incorporated by reference from Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 27, 2026)
10.8	Guaranty dated May 27, 2026, made by SkinJect, Inc., Medicus Pharma, Inc., Antev Limited, and MDCX Holdings, LLC for the benefit of Streeterville Capital, LLC (incorporated by reference from Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 27, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

No.	Description of Exhibit
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

#	Schedules and certain other private or confidential information (as indicated therein) have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICUS PHARMA LTD.

Date: August 12, 2026	By:	/s/ Raza Bokhari
	Name:	Dr. Raza Bokhari
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Carolyn Bonner
	Name:	Carolyn Bonner
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)