Form 10-Q
period 2026-09-30
Medicus Pharma Ltd.
filed 2026-11-06
CIK 1997296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	MDCX	The Nasdaq Capital Market
Warrants, exercisable for common shares	MDCXW	The Nasdaq Capital Market

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

Yes ☐ No ☒

As of November 2, 2026, there were 1,922,837 common shares, no par value, issued and outstanding.

MEDICUS PHARMA LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

  our ability to comply with the continued listing requirements of the Nasdaq Capital Market ("Nasdaq");

  our financial results, including our ability to continue as a going concern, generate earnings and achieve and sustain profitability, which may vary significantly from forecasts and from period to period and may impact our ability to comply with the continued listing requirements of Nasdaq;

  the progress, timing and completion of our research, development and preclinical studies and clinical trials for our products and product candidates, and any progress or developments regarding the regulatory approvals sought and process related thereto;

  our ability to enter into definitive agreements relating to the proposed Business Combination (as defined below) involving SkinJect (as defined below) and to consummate the Business Combination and the related equity financing;

  our ability to successfully integrate Antev Limited into our business and operations, successfully develop Teverelix trifluoroacetate and realize the benefits currently anticipated from the Antev transaction;

  our ability to successfully develop CD228V and realize the benefits currently anticipated from the Pfizer Agreement (as defined herein);

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

ii

  the market price of our securities may be volatile and fluctuate substantially, which could cause the value of your investment to decline;

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

MEDICUS PHARMA LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN UNITED STATES DOLLARS EXCEPT NUMBER OF SHARES)

	September 30, 2026	December 31, 2025
Assets

Current assets
Cash and cash equivalents	$5,019,755	$8,705,218
Prepaid expenses and other current assets	1,352,609	1,086,121
Deferred financing costs	-	99,305
Total current assets	6,372,364	9,890,644
Restricted cash	8,075,075	-
Operating lease right-of-use assets	89,240	170,733
Total assets	14,536,679	10,061,377

Liabilities and Shareholders' (deficit) equity

Current liabilities
Accounts payable	2,134,134	3,435,297
Accrued expenses and other current liabilities	1,048,825	995,290
Related party payable	162,649	116,476
Operating lease liability, current	107,926	145,456
Debentures and secured promissory notes, current	6,000,000	5,245,543
Interest payable on secured promissory notes, current	289,710	-
Total current liabilities	9,743,244	9,938,062
Debentures and secured promissory notes, non-current	14,986,161	-
Interest payable on secured promissory notes, non-current	283,886	-
Loan payable	13,145	25,865
Operating lease liability, non-current	-	60,139
Total liabilities	25,026,436	10,024,066

Commitments and contingencies (Note 9)

Shareholders' (deficit) equity
Common shares, no par value; unlimited shares authorized; 1,850,418 and 503,526 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	80,596,102	57,076,175
Common shares to be issued	-	313,934
Additional paid-in capital	9,016,481	6,879,575
Accumulated other comprehensive income	40,144	10,880
Accumulated deficit	(100,189,301)	(64,348,118)
Total shareholders' (deficit) equity attributable to Medicus Pharma Ltd.	(10,536,574)	(67,554)
Non-controlling interests	46,817	104,865
Total shareholders' (deficit) equity	(10,489,757)	37,311
Total liabilities and shareholders' (deficit) equity	14,536,679	10,061,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(EXPRESSED IN UNITED STATES DOLLARS, EXCEPT NUMBER OF SHARES)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating expenses:

General and administrative	$2,507,476	$5,024,082	14,971,257	12,720,666
Research and development	1,952,780	1,684,783	9,564,865	5,130,561
In-Process Research and Development (IPR&D)	10,000,000	8,717,475	10,000,000	8,717,475
Total operating expenses	14,460,256	15,426,340	34,536,122	26,568,702
Loss from operations	(14,460,256)	(15,426,340)	(34,536,122)	(26,568,702)
Other income (expense)
Interest income (expense), net	(712,652)	11,572	(1,236,441)	75,442
Loss on SEPA (as defined below) settlements	-	(157,721)	(127,083)	(157,721)
Change in fair value of debentures	-	(383,823)	-	(583,823)
Loss on extinguishment of debentures	-	(25,000)	-	(25,000)
Total other income (expense)	(712,652)	(554,972)	(1,363,524)	(691,102)
Net loss for the period	(15,172,908)	(15,981,312)	(35,899,646)	(27,259,804)
Deemed dividend on warrant inducement	-	(4,954,518)	-	(4,954,518)
Net loss for the period attributable to common shareholders	(15,172,908)	(20,935,830)	(35,899,646)	(32,214,322)
Foreign currency translation adjustment	(21,249)	10,828	29,680	10,828

Comprehensive loss for the period attributable to common shareholders	(15,194,157)	(20,925,002)	(35,869,967)	(32,203,494)
Net loss attributable to
Common shareholders of the Company	(15,181,335)	(20,935,753)	(35,841,183)	(32,214,245)
Non-controlling interests	8,427	(77)	(58,463)	(77)
Comprehensive loss attributable to
Common shareholders of the Company	(15,193,860)	(20,925,077)	(35,870,383)	(32,203,569)
Non-controlling interests	(297)	75	416	75

Net loss per share attributable to common shareholders - basic and diluted	$(11.64)	$(56.18)	(35.15)	(95.62)

Weighted average number of common shares outstanding - basic and diluted	1,304,177	372,633	1,019,773	336,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
(EXPRESSED IN UNITED STATES DOLLARS, EXCEPT NUMBER OF SHARES)

		Common shares		Shares to be issued	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
	#	$	#	$	$	$	$	$	$
Balance as of December 31, 2025	503,526	57,076,175	4,119	313,934	6,879,575	(64,348,118)	10,880	104,865	37,311
Issuance of common shares in connection with SEPA	106,735	4,229,823	-	-	-	-	-	-	4,229,823
Issuance of common shares in connection with ATM, net of issuance cost	189,648	5,808,013	-	-	-	-	-	-	5,808,013
Stock-based compensation	-	-	-	-	599,306	-	-	-	599,306
Net loss for the period	-	-	-	-	-	(9,042,143)	-	(168)	(9,042,311)
Other comprehensive loss for the period	-	-	-	-	-	-	(201,390)	(2,859)	(204,249)
Balance as of March 31, 2026	799,909	67,114,012	4,119	313,934	7,478,881	(73,390,261)	(190,510)	101,838	1,427,894
Issuance of common shares in connection with ATM, net of issuance cost	375,332	6,492,497	-	-	-	-	-	-	6,492,497
Issuance of common shares in connection with non-cash compensation for services rendered	24,000	378,070	-	-	-	-	-	-	378,070
Issuance of common shares for asset acquisition	4,119	313,934	(4,119)	(313,934)	-	-	-	-	-

		Common shares		Shares to be issued	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
	#	$	#	$	$	$	$	$	$
Stock-based compensation	-	-	-	-	1,405,826	-	-	-	1,405,826
Net loss for the period	-	-	-	-	-	(11,617,705)	-	(66,722)	(11,684,427)
Other comprehensive income for the period	-	-	-	-	-	-	251,605	3,572	255,177
Balance as of June 30, 2026	1,203,361	74,298,513	-	-	8,884,707	(85,007,966)	61,095	38,687	(1,724,964)
Issuance of common shares in connection with ATM, net of issuance cost	470,469	4,755,004	-	-	-	-	-	-	4,755,004
Issuance of common shares in connection with non-cash compensation for services rendered	6,000	88,320	-	-	-	-	-	-	88,320
Issuance of restricted securities in lieu of cash bonuses	170,588	1,454,264	-	-	-	-	-	-	1,454,264
Stock-based compensation	-	-	-	-	131,775	-	-	-	131,775
Net loss for the period	-	-	-	-	-	(15,181,335)	-	8,427	(15,172,908)
Other comprehensive loss for the period	-	-	-	-	-	-	(20,952)	(297)	(21,249)
Balance as of September 30, 2026	1,850,418	80,596,102	-	-	9,016,481	(100,189,301)	40,144	46,817	(10,489,757)

		Common shares		Shares to be issued	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
	#	$	#	$	$	$	$	$	$
Balance as of December 31, 2024	236,334	30,518,195	-	-	1,520,412	(28,903,903)	-	-	3,134,704
Issuance of common shares and warrants in connection with Regulation A, net of issuance costs of $483,020	29,800	2,076,507	-	-	1,612,474	-	-	-	3,688,981
Issuance of common shares in connection with SEPA offering costs	2,116	300,000	-	-	-	-	-	-	300,000
Issuance of common shares upon exercise of stock warrants	100	14,000	-	-	-	-	-	-	14,000
Stock-based compensation	-	-	-	-	112,277	-	-	-	112,277
Net loss and comprehensive loss for the period	-	-	-	-	-	(5,102,408)	-	-	(5,102,408)
Balance as of March 31, 2025	268,351	32,908,702	-	-	3,245,163	(34,006,311)	-		2,147,554
Issuance of common shares in connection with equity financing, net of offering costs of $809,606	45,200	3,961,899	-	-	2,234,495	-	-	-	6,196,394
Issuance of common shares upon exercise of stock warrants	5,174	963,398	-	-	-	-	-	-	963,398

		Common shares		Shares to be issued	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
	#	$	#	$	$	$	$	$	$
Stock-based compensation	-	-	-	-	117,448	-	-	-	117,448
Net loss and comprehensive loss for the period	-	-	-	-	-	(6,176,084)	-	-	(6,176,084)
Balance as of June 30, 2025	318,725	37,833,999	-	-	5,597,106	(40,182,395)	-		3,248,710
Issuance of common shares in connection with SEPA	43,053	5,254,726	-	-	-	-	-	-	5,254,726
Issuance of common shares upon exercise of stock warrants	26,800	3,752,000	-	-	-	-	-	-	3,752,000
Issuance of common shares upon exercise of stock options	2,900	162,400	-	-	-	-	-	-	162,400
Issuance of common shares for asset acquisition	27,943	2,129,410	4,119	313,934	-	-		105,161	2,548,505
Share issuance costs	-	(653,504)	-	-	-	-	-	-	(653,504)
Share-based compensation	-	-	-	-	852,757	-	-	-	852,757
Warrants issued under warrant inducement	-	-	-	-	4,954,518	-	-	-	4,954,518
Deemed dividend on warrant inducement	-	-	-	-	(4,954,518)	-	-	-	(4,954,518)
Net loss for the period	-	-	-	-	-	(15,981,235)	-	(77)	(15,981,312)

		Common shares		Shares to be issued	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
	#	$	#	$	$	$	$	$	$
Other comprehensive income for the period	-	-	-	-	-	-	10,676	152	10,828
Balance as of September 30, 2025	419,421	48,479,031	4,119	313,934	6,449,863	(56,163,630)	10,676	105,236	(804,890)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDICUS PHARMA LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN UNITED STATES DOLLARS)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net loss for the period	$(35,899,646)	$(27,259,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,136,908	1,082,482
Non-cash interest expense	847,893	89,680
Change in operating lease right-of-use assets	81,493	72,322
Loss on SEPA settlements	127,083	157,721
Change in fair value of debentures	-	583,823
Loss on extinguishment of debentures	-	25,000
IPR&D - Teverelix	-	8,717,475
Issuance cost related to SEPA	-	300,000
Cost to issue debentures and secured promissory notes	-	111,725
Issuance of common shares in connection with non-cash compensation for services rendered	466,390	-
Issuance of restricted securities in lieu of cash bonuses	1,454,264	-
Foreign exchange gain/loss	-	8,816
Changes in operating assets and liabilities:
Prepaid expenses	(257,533)	317,522
Accounts payable	(1,411,105)	(380,033)
Accrued expenses and other current liabilities	49,625	111,167
Interest payable on secured promissory notes	573,596	-
Operating lease liability	(109,009)	(106,171)
Related party payable	46,173	621
Net cash used in operating activities	(31,893,868)	(16,167,654)

Cash flows from financing activities
Net proceeds from issuance of common shares and warrants	-	9,790,015
Proceeds from issuance of shares under SEPA	-	5,097,005
Proceeds from issuance of debentures and secured promissory notes	22,000,000	11,866,293
Proceeds from issuance of common shares under ATM, net of issuance costs	17,154,819	-
Proceeds from exercise of warrants	-	4,729,398
Proceeds from exercise of stock options	-	162,400
Cost to issue debentures and secured promissory notes	(615,000)	(136,726)
Repayment of debentures and secured promissory notes	(6,397,262)	(5,637,709)

Proceeds from issuance of common shares under SEPA	4,102,740	-
Issuance costs for common shares	-	(584,361)
Net cash provided by financing activities	36,245,297	25,286,315

Cash flows from investing activities
Net cash paid for Antev asset acquisition including transaction costs	-	(4,619,152)
Net cash used in investing activities	-	(4,619,152)

Foreign currency effect on cash and cash equivalents	38,183	(1,741)
Net increase in cash and cash equivalents and restricted cash during the period	4,389,612	4,497,768
Cash and cash equivalents and restricted cash, beginning of the period	8,705,218	4,164,323
Cash and cash equivalents and restricted cash, end of the period	13,094,830	8,662,091

Supplemental information
Cash paid for interest	$330,626	-
Supplemental disclosure of non-cash investing and financing activities
Deemed dividend on warrant inducement	-	4,954,518
Shares issued for acquisition of Antev	-	2,129,410
Shares to be issued for acquisition of Antev	-	313,934
Deferred issuance costs on issued shares related to SEPA agreement	$-	300,000
Issuance costs included in accounts payable	$-	95,360

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

2. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and under the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim reporting. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the Company's financial position, results of operations, and cash flows. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K, as amended, originally filed with the SEC on March 25, 2026 (the "2025 Annual Report"). These condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, SkinJect, Inc. (“SkinJect”), Medicus Pharma Inc., Antev Limited ("Antev") and MDCX Holdings, LLC. All intercompany balances and transactions have been eliminated on consolidation. Non-controlling interest in the consolidated financial statements represents the portion of Antev not 100% owned by the Company. The functional currency of the Company and its three wholly-owned subsidiaries, SkinJect, Inc., Medicus Pharma Inc. and MDCX Holdings, LLC is the United States dollar (USD). The functional currency of the Company's other subsidiary, Antev is Pound Sterling (GBP).

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

3. Balance sheet components

Prepaid expenses and other current assets include the following:

	September 30, 2026	December 31, 2025
Insurance	$-	$345,084
Contract research organizations	390,000	410,000
Professional services	312,275	300,033
VAT receivable	625,992	-
Prepaid services	24,342	31,004
	$1,352,609	$1,086,121

Accrued expenses and other current liabilities include the following:

	September 30, 2026	December 31, 2025
Accrued legal fees	$264,891	$352,864
Accrued compensation and benefits	216,002	300,181
Accrued other	567,932	342,245
	$1,048,825	$995,290

4. Leases

As of September 30, 2026, the Company had one operating lease for its corporate office that commenced in 2024, for which the Company recorded a right-of-use asset and lease liability as of the commencement date. The Company's lease does not contain a purchase option. Where the Company's lease contains an option to extend the lease term, the extended lease term is only included in the measurement of the lease when it is reasonably certain to remain in the lease beyond the non-cancellable term. The Company's lease also contains variable lease costs, which pertain to common area maintenance and other operating charges, that are expensed as incurred.

Balance sheet information related to the Company's lease is presented below:

	As of September 30, 2026	As of December 31, 2025
Operating lease
Operating lease right-of-use assets	$89,240	$170,733
Operating lease liabilities - current	107,926	145,456
Operating lease liabilities - non-current	-	60,139

Other information related to leases is presented below:

	Nine months ended September 30,
	2026	2025
Lease cost
Operating lease cost	$92,833	92,483
Other information
Operating cash flows used in operating leases	(109,009)	(106,171)
Remaining lease term (in years)	0.75	1.75
Discount rate	10%	10%

As of September 30, 2026, the annual future minimum lease payments of the Company's operating lease liabilities were as follows:

2026	37,174
2027	74,348
Total future minimum lease payments, undiscounted	111,522
Present value discount	(3,596)
Total lease liability	$107,926

5. Share capital

Authorized

The Company has authorized an unlimited number of common shares participating, voting and without nominal or par value. Each holder of common shares is entitled to one vote for each share owned on all matters voted upon by shareholders.

Share Consolidation

At the Company's 2026 Annual General meeting and Special Meeting held on June 3, 2026, the Company's shareholders approved a proposal authorizing the Company's board of directors to effect a consolidation of the common shares at a ratio of up to 50-to-1. Subsequently, the Company's board of directors approved a share consolidation of the Company's common shares on a 50-to-1 basis, which became effective on October 12, 2026.

As a result of the share consolidation, every 50 pre-split common shares issued and outstanding were automatically combined into one new common share. No fractional common shares were issued in connection with the consolidation. Shareholders who otherwise were entitled to receive a fractional share because they held a number of shares not evenly divisible by the share consolidation ratio were rounded down to the next whole share with cash paid in lieu of such fractional shares.

Pursuant to the anti-dilution provisions of the Company's option and warrant agreements, the 50-to-1 share consolidation proportionally adjusted the terms of all outstanding options and warrants, so that 50 options or warrants are now required to purchase one common share. Accordingly, the number of options and warrants outstanding remain unchanged under the original agreements. However, the number of common shares that the options and warrants can be exercised for were adjusted to reflect the share consolidation.

All share, option, warrant and per share amounts in the accompanying unaudited condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the share consolidation for all periods presented.

Regulation A Offering

On March 10, 2025, the Company closed a Tier II Regulation A offering for gross proceeds of $4,172,000. The Company issued 29,800 units at a price of $140 per unit. Each unit consisted of one common share of the Company and one warrant to purchase one common share of the Company (each a "Regulation A Warrant"). The Regulation A Warrants have an exercise price of $140 per share and will expire 5 years from the date of issuance on March 10, 2030. The Company incurred total issuance costs of $483,020, including legal fees and placement fees directly related to the issuance. The issuance costs incurred were recognized as a reduction in equity and allocated based on the relative fair values of the Regulation A Warrants and common shares on a standalone basis. The fair value of the common shares was based on the Company's share price on the day of issuance of $170 and the fair value of the Regulation A Warrants was $131.50 per warrant. The Regulation A Warrants were recognized in additional paid-in capital as they met the criteria for equity classification.

The Company's Regulation A Warrants are not actively traded and are therefore classified as Level 3 within the fair value hierarchy. The fair value of these warrants is estimated using a Black-Scholes option pricing model. The valuation incorporates significant unobservable inputs and management judgment.

As of September 30, 2026, 29,476 of the 29,800 Regulation A Warrants have been exercised for cash for proceeds to the Company of $4,126,639. No Regulation A Warrants were exercised during the nine months ended September 30, 2026.

The fair value of the Regulation A Warrants were estimated using the Black-Scholes model with the following assumptions:

Issue Date March 10, 2025
Valuation date share price	$170
Exercise price	$140
Dividend yield	-
Risk-free interest rate	3.98%
Expected warrant life	5.00 years
Expected volatility	97.81%

Warrant activity as below:

	Number of common share warrants outstanding	Weighted average exercise price $	Weighted average remaining life (years)
Outstanding as at December 31, 2025	145,636	135	4.90
Warrants granted	-	-	-
Warrants exercised	-	-	-
Total Warrants outstanding as at September 30, 2026	145,636	135	4.16

The number of warrants outstanding as at the nine months ended September 30, 2026:

	Warrants outstanding
	Expiry date	Exercise price	Number outstanding	Number exercisable
Warrants issued as part of the IPO	November 15, 2029	$ 232	19,712	19,712
Regulation A Warrants	March 10, 2030	$ 140	324	324
June 30, 2030 Warrants	June 2, 2030	$ 155	45,200	45,200
Series C and D Warrants	June 5, 2031	$ 100	80,400	80,400

Standby Equity Purchase Agreement and At the market program

On February 10, 2025, the Company also announced that it had entered into a standby equity purchase agreement (the "SEPA") with YA II PN, Ltd. ("Yorkville"). Pursuant to the SEPA and subject to the satisfaction of certain conditions, Yorkville was committed to purchase the Company's common shares in increments up to an aggregate gross sales price of $15,000,000 during the 36 months following the date of the SEPA (such shares, the "Shares"). The Shares were to be sold at the Company's option pursuant to the SEPA at 97% of the Market Price (as defined pursuant to the SEPA) and purchases were subject to certain limitations set forth in the SEPA. For the nine months ended September 30, 2026, the Company issued 106,735 common shares pursuant to the SEPA at market prices for gross proceeds of $4,229,823 and net proceeds of $4,102,740. During the nine months ended September 30, 2026, $3,223,980 of the gross proceeds received under the SEPA were held back to partially repay the Company's Yorkville debenture and related interest obligations. The Company and YA II PN, LTD mutually agreed to terminate the SEPA, effective September 11, 2026.

On December 29, 2025, the Company entered into an equity distribution agreement (the "ATM Agreement") with Maxim Group LLC and Yorkville Securities LLC ("Yorkville Securities" and together with Maxim Group LLC, the "Agents") to create an at-the-market equity program (the "ATM"). Under the ATM Agreement, the Company may offer and sell its common shares from time to time through the Agents. The Company agreed to pay the Agents a commission equal to 3% of the gross sales from the sales of the shares pursuant to the ATM Agreement. For the nine months ended September 30, 2026, the Company has issued 1,035,449 common shares as part of the program. The gross proceeds from the issuance were $17,770,248.

6. Stock-based compensation

At September 30, 2026, the Company had in place a stock option plan for employee, non-employee directors, and consultants of the Company (the "Plan"). The Plan provides both for the direct award or sale of shares and for the grant of options to purchase shares. Under the plan, the total number of shares available for options cannot exceed 10% of the Company's issued and outstanding common shares at the time of any grant. The Company is authorized to issue options to employees, non-employee directors and consultants under the plan.

On March 30, 2026, the Company issued 19,500 stock options to directors, officers, and employees of the Company. The options are exercisable at $25 per share, expire five years from the grant date, and vest quarterly over a one-year period. On June 3, 2026, the Company issued an additional 41,500 stock options to directors, officers, and employees of the Company. The options are exercisable at $18 per share, expire five years from the grant date, and vest quarterly over a one-year period. On September 4, 2026, the Company issued 29,000 options to directors, officers and employees of the Company. The options are exercisable at $8.53 per share, expire five years from the grant date, and vest quarterly over a one year period. On September 27, 2026, the Company issued 1,000 options to a consultant of the Company. The options are exercisable at $7.50 per share, expire five years from the grant date, and vest quarterly over a one year period. During the three months ended June 30, 2026, the Company accelerated the vesting of all  outstanding options, other than 41,500 options that were granted during the second quarter of 2026. This resulted in additional share-based compensation of  $699,834.

The following table summarizes option transactions for the Plan:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Outstanding at December 31, 2024	23,700	73.50	4.18	59
Granted	16,500	149.50	4.81	-
Exercised	(2,900)	55.50	-	-
Forfeited	(150)	138	-	-
Outstanding at September 30, 2025	37,150	108.50	4.06	7.5
Exercisable at September 30, 2025	22,650	80.50	3.57	35
Unvested at September 30, 2025	14,500	152	4.18	-

Outstanding at December 31, 2025	50,100	102.72	2.75	-
Granted	91,000	16.37	4.72	-
Forfeited	(900)	43.91	-	-
Outstanding at September 30, 2026	140,200	46.76	4.25	-
Exercisable at September 30, 2026	79,075	72.59	3.82	-
Unvested at September 30, 2026	61,125	13.33	4.80	-

As of September 30, 2026, there were $542,574 of unrecognized stock-based compensation cost related to share options outstanding, which is expected to be recognized over a weighted-average period of 0.80 years.

The weighted average grant date fair value of awards for options granted during the nine months ended September 30, 2026, was $10.74. The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

September 30, 2026 Weighted-average
Exercise price	16.37
Share price	15.33
Dividend	-
Risk-free interest rate	4.27%
Estimated life (in years)	5
Expected volatility	129.93%

For the three and nine months ended September 30, 2026, stock-based compensation expense was $131,775 and $2,136,908. For the three and nine months ended September 30, 2025, stock-based compensation expense was $852,757 and $1,082,482. Stock-based compensation expense has been reported in the Company's condensed consolidated statements of operations and comprehensive loss within the line items 'general and administrative' expenses.

7. Related party transactions

On October 18, 2023, the Company signed an agreement with RBx Capital, LP (“RBx”), a family office controlled by the Company’s Executive Chairman and CEO, that provides for certain managerial positions to be filled from within RBx. RBx is responsible for the payment and provision of all wages, bonuses, and benefits for these positions. In January 2026, reimbursable salaries paid to RBx pursuant to this agreement were increased to $125,000 per month from $100,000 per month. Reimbursable salaries paid to RBx were $375,000 and $300,000 during the three months ended September 30, 2026, and 2025, respectively. Reimbursable salaries paid to RBx were $1,125,000 and $900,000 during the nine months ended September 30, 2026, and 2025, respectively. Additional expenses of $132,205 and $128,879 were incurred by RBx on behalf of the Company during the three months ended September 30, 2026, and 2025, respectively. Additional expenses of $281,310 and $233,790 were incurred by RBx on behalf of the Company during the nine months ended September 30, 2026, and 2025, respectively. The total amount of accounts payable to RBx was $162,649 and $194,152 as of September 30, 2026, and December 31, 2025, respectively. The reimbursable salaries and additional expenses incurred by RBx on behalf of the Company are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

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

The Company's cash and cash equivalents and restricted cash are classified as Level 1. The fair value of the Company's cash and cash equivalents is determined based on market pricing that is both objective and publicly available. As of September 30, 2026 and December 31, 2025, the fair value of the Company's cash and cash equivalents and restricted cash were $13,094,830 and $8,705,218, respectively. As of September 30, 2026 and December 31, 2025, the Company's cash equivalents are invested in money market funds.

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$3,663,521	$-	$-	$3,663,521
Non-current assets: Money market funds - Restricted cash	$8,075,075	$-	$-	$8,075,075
Total assets measured at fair value	$11,738,596	$-	$-	$11,738,596

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Money market funds	$7,812,918	$-	$-	$7,812,918
Total assets measured at fair value	$7,812,918	$-	$-	$7,812,918

The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.

The carrying value of the Company's secured promissory notes described in Note 12 below approximates the fair value since the financial instrument is short-term with a maturity date of November 27, 2027. As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company's other financial instruments, which include cash and cash equivalents and restricted cash, accounts payable and accrued expenses approximate fair values because of their short-term maturities.

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

Pursuant to the terms of the Antev Acquisition, the Company acquired 98.60% of ownership in Antev including all the assets and its In-Process Research and Development (IPR&D) - Teverelix. There was additional contingent consideration based on the following development milestones of the IPR&D:

Phases	Contingent Consideration agreed for Antev shares acquired through issue of shares	Contingent Consideration agreed for Antev shares acquired by cash payment
(i) Advanced Prostate Cancer - Phase 2 success or registration	$100 per common share issued	$1.47 per Antev share (pro rata interest in $5,333,200)
(ii)Acute Urinary Retention Prevention - Phase 2 success or registration	$375 per common share issued	$5.52 per Antev share (pro rata interest in $19,999,500)
(iii) FDA NDA approval - Hormone therapy for prostate cancer	Up to $20,000,000 (subject to pro rata reduction)	$5.52 per Antev share (pro rata interest in $20,000,000)
(iv) FDA NDA approval - AUR prevention	Up to $20,000,000 (subject to pro rata reduction)	$5.52 per Antev share (pro rata interest in $20,000,000)

As described in Note 10, the Company entered into a Co-Development and License Agreement with Pfizer Inc. ("Pfizer"). Under the agreement the pharmaceutical company is eligible to receive development and regulatory milestone payments upon the achievement of specified clinical and regulatory events across multiple indications, as well as sales-based milestone payments upon the achievement of specified annual and cumulative net sales threshold. Pfizer is eligible to receive tiered royalties on annual net sales of products on a product-by-product and country-by-country basis during the royalty term. The aggregate potential, regulatory and sales milestone payments under Co-Development and License Agreement exceed $1.0 billion, assuming achievement of all applicable milestones across multiple indications and commercial thresholds.

As of September 30, 2026, the Company had no other long-term commitments.

Contingencies

In the ordinary course of business, from time to time, the Company may be involved in various claims related to operations, rights, commercial, employment or other claims. Although such matters cannot be predicted with certainty, management does not consider the Company's exposure to such claims to be material to these consolidated financial statements.

10. Acquisition of In-process research and development asset ("IPR&D")

On September 2, 2026, the Company entered into a co-development and license agreement (the "Agreement") with Pfizer (the "Licensor") relating to CD228V, an investigational antibody-drug conjugate currently under clinical development. Under the Agreement, the Company acquired certain rights to develop, manufacture and commercialize CD228V and related products, together with certain regulatory, clinical and development-related materials. The acquired materials primarily consist of materials to support ongoing clinical and development activities. No material amount of inventory was acquired as part of the transaction.

The Company determined that the transaction represents an asset acquisition and that the acquired CD228V rights constitute in-process research and development ("IPR&D") with no alternative future use. Accordingly, the acquisition cost attributable to the acquired IPR&D was recognized in expense in the unaudited condensed consolidated statement of operations and comprehensive loss.

Under the Agreement, the Company was required to make a one-time, non-refundable and non-creditable upfront payment of $12.0 million on September 2, 2026. The Company recognized the applicable acquisition cost as acquired IPR&D expense during the three and nine months ended September 30, 2026.

In connection with the Agreement, the Licensor paid the Company a one-time, non-refundable and non-creditable $2.0 million development funding payment, which is required to be used to fund development activities for CD228V under the development plan. As of September 30, 2026, the Company had incurred qualifying costs in excess of the development funding received. Accordingly, the Company recognized the $2.0 million payment as a reduction of the related acquired IPR&D expense. As a result, the Company recognized net acquired IPR&D expense of $10.0 million in the unaudited condensed consolidated statement of operations and comprehensive loss during the three and nine months ended September 30, 2026.

The Agreement provides for an additional payment of $15.0 million to be made on the first anniversary of the effective date of the agreement September 2, 2027, unless the Company exercises its right to terminate the Agreement by providing written notice of termination by June 4, 2027, provided the first patient has not yet been dosed in the Phase 1 clinical trial. If the first patient is dosed before June 4, 2027, the Company would instead be required to provide at least 90 days' notice before such dosing occurs to terminate the Agreement. If the Company exercises its termination right, the rights and obligations under the Agreement cease. As the Company's ability to terminate the Agreement is within the Company's control, no liability for the $15.0 million payment was recognized as of September 30, 2026.

The Agreement also provides for additional payments upon the achievement of certain development, regulatory and sales milestones and royalties on future sales of licensed products. As of September 30, 2026, the applicable events triggering the development milestone payments had not occurred and no related liability was recognized as noted in Note 9, Commitments.

11. Segment reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company manages the business activities on a consolidated basis and operates as one reportable segment that constitutes all of the consolidated entity, which is the business of advancing the clinical development program of the Company's product, while opportunistically identifying, evaluating, and acquiring accretive assets, properties or businesses. The Company's CODM is its Chief Executive Officer. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM uses consolidated net loss to measure segment loss, allocate resources and assess performance. Additionally, the CODM reviews cash forecast models to determine where the Company will invest in planned research and development activities. As the Company's operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying condensed consolidated balance sheet as Total Assets. Segment asset information is not used by the CODM to allocate resources.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company's single reporting segment. A reconciliation to consolidated operating expenses as the Company's single segment operating loss for the three and nine months ended September 30, 2026 and 2025 is included in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses:
SkinJect
Clinical, manufacturing and regulatory activities	464,223	1,114,470	2,475,511	3,568,401
Professional services and intellectual property	51,558	49,092	196,785	165,770
Teverelix
Clinical, manufacturing and regulatory activities	(1,389,137)	1,238	2,460,885	1,238
Professional services and intellectual property	37,358	-	115,699	-
CD228V
Professional services and intellectual property	80,649	-	80,649	-
Salaries and benefits	2,708,130	519,983	4,235,336	1,395,152
Total research and development expenses	1,952,780	1,684,783	9,564,865	5,130,561
Total general and administrative expenses	2,507,476	5,024,082	14,971,257	12,720,666
Total In-Process Research and Development (IPR&D) expenses	10,000,000	8,717,475	10,000,000	8,717,475
Total operating expenses	14,460,256	15,426,340	34,536,122	26,568,702
Other income (expense):
Interest income (expense), net	(712,652)	11,572	(1,236,441)	75,442
Loss on SEPA settlements	-	(157,721)	(127,083)	(157,721)
Change in fair value of debentures	-	(383,823)	-	(583,823)
Loss on extinguishment of debentures	-	(25,000)	-	(25,000)
Total other income (expense)	(712,652)	(554,972)	(1,363,524)	(691,102)
Net loss for the period	(15,172,908)	(15,981,312)	(35,899,646)	(27,259,804)

12. Debentures and Secured Promissory Notes

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

The debenture was initially recorded at fair value, based on the discounted proceeds. Subsequently, the Company accounted for the debenture at amortized cost using the effective interest rate method, resulting in accretion expense of $374,712 for the nine months ended September 30, 2026. The effective interest rate calculated was 32.75% as of the repayment date. On May 27, 2026, the Company repaid the outstanding principal balance of $2,343,778 related to the Yorkville debenture, together with accrued interest of $135,664, using proceeds received from the issuance of the Secured Promissory Notes.

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

Both Note A and Note B contain customary trigger event and event of default provisions, including payment defaults, insolvency events, delisting determinations and specified corporate transactions. Upon the occurrence of trigger events, the lender may increase the outstanding balance by 5% for certain minor trigger events or 15% for certain major trigger events, subject to contractual limitations. Following an event of default, the lender may accelerate repayment and default interest may accrue at a rate of up to 18% per annum, subject to applicable law.

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

The Company entered into a Note exchange agreement with the lender on September 1, 2026. The Company exchanged $2,000,000 of Note B borrowings to a separate Note A-2 borrowing. Upon execution of the exchange the Note A-2 was issued at a face value of $2,139,037 and a purchase price of $2,000,000, resulting in an issuance discount of $139,037. Note A-2 bears interest of 8.75% per annum compounded daily and matures at the same time as Note A and B above on November 27, 2027. Upon the exchange, the $2,000,000 related to Note A-2 was no longer subject to the restrictions applicable to Note B.

In connection with the exchange agreement, a side letter was signed that required the Company to make a mandatory prepayment upon receipt of proceeds from certain equity fundraising or other financing transactions. The required prepayment is equal to the lesser of 25% of the gross proceeds from the applicable financing transaction and the aggregate outstanding balance of the A Notes and is payable within two trading days of receipt of the proceeds. The lender may determine the outstanding A Note against which the mandatory prepayment is applied. As at September 30, 2026 the Company has repaid $860,680 of the Note A principal based on the financing proceeds received.

The Company evaluated the exchange transaction under ASC 470-50, Debt Modification and Extinguishment and determined that the exchange of Note B to Note A-2 should be accounted for as a debt modification. Accordingly, the carrying amount of the modified portion of Note A and Note B was carried forward and adjusted for the effects of the modification. The Company incurred $7,411 in debt issuance cost related to the promissory notes exchange which was expensed during the nine months ended September 30, 2026.

The Note A-2 permits the lender to require monthly redemptions beginning December 27, 2026, subject to the terms of the agreement. The lender has the right to require monthly redemptions of up to $100,000 per month plus make-whole interest calculated as if the redeemed amount had remained outstanding until maturity. If the Company fails to satisfy a redemption notice within the required period, the outstanding balance is increased by 20% of the applicable redemption amount. In addition, beginning on November 27, 2026 Note A-2 permits the lender to require limited redemptions of up to 5% of the cumulative daily dollar trading volume during specified redemption windows when the Company's common shares trade at least 15% above the defined Minimum Price per the agreement. Such limited redemptions are payable at 110% of the applicable redemption amount.

Similar to Note A and Note B, Note A-2 contains customary trigger event and event of default provisions, including payment defaults, insolvency events, delisting determinations and specified corporate transactions. Upon the occurrence of trigger events, the lender may increase the outstanding balance by 5% for certain minor trigger events or 15% for certain major trigger events, subject to contractual limitations. Following an event of default, the lender may accelerate repayment, and default interest may accrue at a rate of up to 18% per annum, subject to applicable law.

As at September 30, 2026, the Company was in compliance with the terms and covenants of all the notes.

The Company evaluated the embedded features contained within the promissory notes, and concluded that certain features would require bifurcation under ASC 815; however, the fair value of such features was determined to be de minimis. Accordingly, no embedded derivative liability was recorded as of September 30, 2026.

Debenture issued on September 17, 2025:	September 30, 2026
Net balance as at December 31, 2025	5,245,543
Repayment of new debenture	(3,180,084)
Interest accretion	374,712
Interest payment	(96,393)

Ending balance as of May 27, 2026	$2,343,778
Repayment of Yorkville debenture	(2,343,778)
Ending balance as of September 30, 2026	$-

Note A and Note A-2	September 30, 2026
Principal of Note A and Note A-2	15,003,262
Discount on debt	(1,003,262)
Debt issuance costs	(349,091)
Repayment	(860,680)
Interest accretion	397,935
Ending balance	$13,188,164
Interest Payable	403,726

Note B issued on May 27, 2026:	September 30, 2026
Principal of Note B	10,000,000
Exchange to Note A-2	(2,000,000)
Debt issuance costs	(265,909)
Interest accretion	63,906
Ending balance	$7,797,997
Interest Payable	169,870

As of September 30, 2026, total accrued interest related to the promissory notes was $573,596. The interest is payable at maturity or upon redemption of the principal. Of the total accrued interest, $289,710 was included in the current portion of interest payable on secured promissory notes and $283,886 was included in the non-current portion of interest payable on secured promissory notes on the condensed consolidated balance sheet, with the corresponding amounts recognized in interest expense in the condensed consolidated statement of operations and comprehensive loss.

13. Restricted Cash

As of September 30, 2026, cash of $8.08 million was held in a restricted deposit account maintained by a subsidiary of the Company pursuant to the Deposit Account Control Agreement entered into in connection with the Note B financing. The funds are subject to a first-ranking security interest in favour of the lender and are not available for general corporate purposes except in accordance with the financing arrangements. Accordingly, the balance has been presented as restricted cash in the condensed interim consolidated balance sheet.

14. Liquidity and Going Concern

The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. In addition to the ATM and Secured Promissory Notes (as defined herein), management believes that the Company has access to additional capital resources through public and/or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, it is possible that the Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. Further, the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays or entirely prevent the Company’s continued efforts to progress its research and development program, pursue product portfolio expansion or commercialize its current or future products, each of which is critical to the realization of the Company’s business plan and its future operations. The Company has reprioritized certain development programs and reduced the pace of planned expenditures while it evaluates potential strategic partnerships and other funding opportunities to support the continued advancement of these programs. This uncertainty, together with the Company’s continued losses and outstanding debt obligations, indicates that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

The Company is subject to risks associated with any specialty biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company's research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable.

15. Loss per share

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to shareholders	$(15,181,335)	$(20,935,753)	$(35,841,183)	$(32,214,245)
Weighted average number of common shares outstanding	1,304,177	372,633	1,019,773	336,892
Basic and diluted net loss per share attributable to shareholders	$(11.64)	$(56.18)	$(35.15)	$(95.62)

The Company's potentially dilutive securities as of September 30, 2026 and 2025, include stock options and warrants. The Company excluded the potential common shares outstanding at each period end from the computation of diluted net loss per share attributable to common shareholders for the period ended September 30, 2026 and 2025 because including them would have had an anti-dilutive effect.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	For the Period Ended
	September 30, 2026	September 30, 2025
Stock options	140,200	37,150
Warrants	145,636	118,836
	285,836	155,986

16. Subsequent events

Share Consolidation:

At the Company's 2026 Annual General meeting and Special Meeting held on June 3, 2026, the Company's shareholders approved a proposal authorizing the Company's board of directors to effect a consolidation of the common shares at a ratio of up to 50 to 1. Subsequently, the Company's board of directors approved a share consolidation of the Company's common shares on a 50 to 1 basis, which became effective on October 12, 2026.

All share and per share amounts in the accompanying unaudited condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the share consolidation for all periods presented.

ATM Financing:

Subsequent to the period ended September 30, 2026, the Company completed sales under its ATM pursuant to which it issued 41,200 common shares for gross proceeds of approximately $240,013 or approximately $232,812 after incurring commissions payable to the Agents.

Proposed SkinJect Business Combination:

On November 4, 2026, the Company announced that SkinJect entered into a non-binding letter of intent with an undisclosed special purpose acquisition company for a proposed business combination involving SkinJect (the “Business Combination”) and concurrent equity financing. There can be no assurance that definitive agreements relating to the Business Combination will be signed, that the equity financing will be secured or that the transaction will be completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item and other sections of this Quarterly Report contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in "Risk Factors" in Part I, Item 1A in the 2025 Annual Report and Part II, Item 1A of this Quarterly Report. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this Quarterly Report. These forward-looking statements are made as of the date of this Quarterly Report, and we do not intend, and do not assume any obligation, to update these forward-looking statements, except as required by law. All amounts are expressed in United States dollars unless otherwise stated. Unless otherwise stated, all information in this MD&A is presented giving retroactive effect to the 2026 Share Consolidation (as defined below under "Share Consolidations"). Pursuant to the anti-dilution provisions of the Company's option and warrant agreements, the 2026 Share Consolidation proportionally adjusted the terms of all outstanding options and warrants, so that 50 options or warrants are now required to purchase one common share. Accordingly, the number of options and warrants outstanding remain unchanged under the original agreements. However, the number of common shares that the options and warrants can be exercised for were adjusted to reflect the share consolidation. All share, option, warrant and per share amounts in the accompanying unaudited condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the share consolidation for all periods presented. This discussion should be read in conjunction with the Company's interim unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025.

Company Overview

Medicus Pharma Ltd. (the "Company") is a precision guided, biotech/life sciences company focused on advancing novel and potentially disruptive therapeutic assets. The Company looks into opportunities across all therapeutic areas where an unmet need exists for improved patient safety and efficacy. The Company is opportunistically exploring to expand its drug development pipeline through qualified and accretive acquisitions and partnerships.

The Company has three wholly owned subsidiaries, Medicus Pharma Inc. (doing business as Medicus Oncology), a company incorporated in the state of Delaware on October 12, 2023, SkinJect, Inc. ("SkinJect"), a company incorporated in the state of Pennsylvania on March 3, 2015 and, for purposes of engaging in the Secured Promissory Notes (as defined below) transactions, MDCX Holdings, LLC, a limited liability company organized in the state of Utah on May 19, 2026.

The Company also has one non-wholly owned subsidiary, Antev Limited ("Antev"), a company formed in England and Wales, of which it owns 98.6% of the issued and outstanding shares.

SkinJect is focused on the development of a novel "innovation combination product," as an investigational new drug, using uniquely designed, patent-protected dissolvable microneedle arrays ("C-MNA" or "P-MNA") and doxorubicin-containing dissolvable microneedle arrays ("D-MNA") for the treatment of certain skin cancers. To that end, the Company licensed certain technology co-developed by the University of Pittsburgh and Carnegie Mellon University. The Company established and validated fabrication processes relative to the C-MNAs or P-MNAs and D-MNAs, completed pre-clinical testing and secured approval to proceed with clinical trials activity from the Food and Drug Administration ("FDA").

The Company has advanced SkinJect through a multi-stage clinical program. An initial Phase 1 dose-escalation study ("SKNJCT-001") established that the D-MNA patch was well tolerated with no dose-limiting toxicity in patients with basal cell carcinoma ("BCC"). The Company also initiated a study ("SKNJCT-002") to evaluate device penetration in healthy volunteers, but paused the study after enrolling seven of a planned 15 subjects due to variability in array application and ultimately closed the study without further enrollment; no adverse events were reported. The Company also conducted a Phase 2 study ("SKNJCT-003") which was a randomized, double-blinded, three-arm study evaluating two dose levels of D-MNA compared with a device-only control (C-MNA or P-MNA) in patients with nodular type basal cell carcinoma ("nBCC"). The SKNJCT-003 study, conducted across ten sites in the United States, reported topline results in March 2026 showing 73% clinical clearance and 40% histological clearance in the D-MNA arm compared to 38% clinical clearance in the device-only P-MNA arm in the 200 µg patient cohort at Day 57 of the study. The Company provided further updates on the results of the SKNJCT-003 study in June 2026, showing 55% histological clearance and 64% clinical clearance in patients in the 200 µg cohort that were treated with SkinJect. In September 2026, the clinical study report was finalized and an abridged clinical study report for SKNJCT-003 is available on ClinicalTrials.gov (NCT06608238). In September 2026, the Company also announced exclusive development focus for SkinJect in Gorlin Syndrome patients, a rare-autosomal dominant disease, presenting with multiple basal cell carcinoma lesions.

In support of this program, the Company submitted a protocol for a registrational Phase 2b study ("SKNJCT-005"), and in July 2026, the FDA issued a "Study May Proceed" letter authorizing the initiation of SKNJCT-005. The Company has also filed applications for Orphan Drug Designation ("ODD") and Rare Pediatric Disease Designation ("RPDD"), the review of which the FDA has held in abeyance pending receipt of additional information from the Company. In September 2026, the Company also announced that it has concluded any further development in sporadic nBCC, following a comprehensive assessment incorporating findings from an independent third party commercial assessment commissioned by the Company, clinical input from Babar K. Rao, MD, FAAD, Clinical Associate Professor of Dermatology at Weill Cornell Medical College and Principal Investigator of the SkinJect Program, findings from the final Phase 2 SkinJect clinical study report and feedback from the FDA's Office of Orphan Products Development.

In August 2025, the Company completed its acquisition of Antev, a UK-based clinical biotech company developing Teverelix, a next-generation gonadotropin-releasing hormone ("GnRH") antagonist, as a first-in-market product for cardiovascular high-risk prostate cancer patients and patients with first acute urinary retention ("AUR") episodes due to enlarged prostate. The Company has received FDA clearance to proceed with a Phase 2b dose-optimization study of Teverelix in men with advanced prostate cancer ("APC"). The Company has since submitted to the FDA a proposed seamless Phase 2b/3 registration-intent protocol that would incorporate the dose-optimization study into its initial stage and, subject to FDA feedback, intends to seek to out-license or otherwise strategically partner the APC program rather than independently fund the proposed study. The Company has also received written feedback from the FDA and central Institutional Review Board approval, with modifications, for an optimized Phase 2 study for the prevention of recurrent AUR in men with benign prostatic hyperplasia. The Company also received investigational new drug authorization from the United Arab Emirates ("UAE") Department of Health, Abu Dhabi ("DOH") for its planned PRECISION-E2 study, a first-of-its-kind, Phase 2a genomics-enabled clinical trial that will evaluate Teverelix in women with symptomatic endometriosis in the UAE.

In September 2026, the Company, through Medicus Oncology, entered into a co-development and license agreement (the "Pfizer Agreement") with Pfizer Inc. ("Pfizer"), under which Pfizer granted the Company, subject to certain rights retained by Pfizer and other qualifications contained therein, an exclusive, worldwide license to develop, manufacture and commercialize PF-08046031 ("CD228V"), an early clinical-stage antibody-drug conjugate targeting melanotransferrin (CD228). The Pfizer Agreement is structured as a co-development arrangement, under which Pfizer is expected to remain involved in the CD228V program. The Company, however, has sole authority over and control of the development, manufacture, regulatory approval and commercialization of CD228V and products incorporating it.

The Company continues to engage with the FDA and international regulators to advance these programs toward registrational development and to pursue further developmental opportunities.

Recent Developments

On September 8, 2026, the Company announced a strategic update to its development portfolio under which CD228V has become the Company's principal development priority. The Company intends to focus initial development of CD228V on establishing clinical proof-of-concept in melanoma, particularly in patients with relapsed or refractory disease, supported by the existing U.S. investigational new drug application for CD228V and a first-in-human Phase 1 clinical study (NCT06799533). In connection with this update, the Company announced that it intends to concentrate development of SkinJect on Gorlin Syndrome and, with respect to Teverelix, to prioritize its approximately 126-patient Phase 2 AUR study and the PRECISION-E2 study, while seeking to advance Teverelix in APC through potential strategic partnerships.

On September 11, 2026, the Company and Yorkville (as defined below) mutually agreed to terminate the SEPA (as defined below), effective as of such date. At the time of termination, there were no outstanding borrowings, advance notices or common shares to be issued under the SEPA, and no fees were payable by the Company or Yorkville in connection with the termination.

On September 29, 2026, the Company announced that it had submitted to the FDA a protocol for a Phase 2b/3 registration-intent study of Teverelix in patients with APC at increased cardiovascular risk. As proposed, the study would begin with an initial stage of approximately 80 randomized patients, which would replace the previously FDA-cleared 40-patient open-label Phase 2b dose-optimization study, and, if predefined continuation criteria are satisfied, would enroll approximately 528 additional patients, for a total of approximately 608 patients. Following receipt of FDA feedback, the Company intends to seek to out-license or otherwise strategically partner the Teverelix APC program rather than independently fund the proposed study. There can be no assurance that the FDA will agree with the proposed protocol or that the Company will enter into any such transaction.

On October 7, 2026, the Company announced that it would effect the 2026 Share Consolidation (as defined below) to be effective on October 12, 2026, with the goal of the 2026 Share Consolidation to increase the bid price of the common shares and to enable the Company to regain compliance with the minimum bid price requirement for continued listing on Nasdaq. The common shares commenced trading on Nasdaq on a consolidated basis at the commencement of trading on October 12, 2026. On October 23, 2026, the Company announced that Nasdaq had informed the Company that it had regained compliance with Nasdaq's minimum bid price requirement.

On October 8, 2026, the Company provided a shareholder update celebrating its third anniversary, highlighting three years of progress, focused on execution and capital efficient drug development. The Company has advanced its transformation into a precision oncology-led biotechnology company, with a portfolio of select novel assets, anchored by CD228V, an investigational antibody-drug conjugate molecule utilizing Pfizer's established vedotin linker-payload platform, SkinJect for basal cell carcinomas in patients with Gorlin Syndrome and Teverelix for development opportunities in urology and women's health.

Share Consolidations

On June 25, 2024, the Company's shareholders approved an amendment to the Company's articles of incorporation to provide for a share consolidation (the "2024 Share Consolidation"), or reverse stock split, of the Company's issued and outstanding common shares at such a consolidation ratio to be determined by the Company's board of directors (the "Board") in its sole discretion, to permit the Company to satisfy all conditions and necessary regulatory approvals to list the common shares on a U.S. national securities exchange as the Board may determine in its sole discretion. The Board approved the 2024 Share Consolidation on October 15, 2024, and the 2024 Share Consolidation was completed by the Company on October 28, 2024, at the ratio of 1-for-2. The 2024 Share Consolidation was completed in preparation for a U.S. listing, which was successfully completed in November 2024.

On June 3, 2026, at the Company's 2026 Annual General and Special Meeting of shareholders, the Company's shareholders approved a special resolution authorizing the Board, in its discretion, to effect a consolidation of the Company's common shares on the basis of a consolidation ratio to be determined by the Board, up to a maximum ratio of 50 pre-consolidation common shares for every one post-consolidation common share, if the Board determines such a consolidation is necessary or desirable, including, without limitation, for the purpose of meeting any applicable stock exchange or regulatory requirements (the "2026 Share Consolidation"). The Board subsequently approved the 2026 Share Consolidation, which became effective on October 12, 2026, at the ratio of 50-to-1.

After the completion of the 2026 Share Consolidation, the number of the Company's issued and outstanding common shares decreased from 93,770,921 to 1,850,418. The Company's common shares continue to have no par value following the 2026 Share Consolidation. The 2026 Share Consolidation was completed to regain compliance with the minimum bid price requirement for continued listing on the Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2). No fractional common shares were issued in connection with the 2026 Share Consolidation, and any fractional common share resulting from the 2026 Share Consolidation was rounded down to the nearest whole common share and cash was paid in lieu of such fractional share. Proportionate adjustments were made to the per share exercise price and the number of common shares issuable upon the exercise or conversion of outstanding equity awards, convertible securities and warrants, as well as to the number of common shares issued and issuable under the Company's equity incentive plans.

Initial Public Offering

On November 14, 2024, the Company completed its initial public offering with the sale of 19,400 Units at the price of $206.25 per Unit, with each Unit (the "Unit") consisting of one common share and one warrant (the "Public Warrants" and with the Regulation A Warrants and the June 2030 Warrants, each as defined below, the "Warrants"). The Public Warrants are each exercisable at $232 per common share, and expire five years from their date of issuance on November 15, 2029. In addition, the underwriters exercised an option to purchase 2,910 Public Warrants (the "Overallotment Warrants") at a price of $0.50 per warrant.

Total gross proceeds from our initial public offering were $4.0 million, including the proceeds from the Overallotment Warrants. The Company incurred total issuance costs of $2.1 million, including underwriter fees, and legal and other professional fees incurred directly related to the issuance. No Public Warrants issued as part of our initial public offering were exercised during the three and nine months ended September 30, 2026.

Regulation A Offering

On March 10, 2025, the Company completed an offering (the "Regulation A Offering") of 29,800 units at $140 per unit pursuant to Tier II of Regulation A under the Securities Act, with each unit consisting of one common share and one warrant (each, a "Regulation A Warrant"). The Regulation A Warrants have an exercise price of $140 per common share, and expire on March 10, 2030. The aggregate gross proceeds to the Company from the Regulation A Offering were $4.2 million. No Regulation A Warrants were exercised during the three and nine months ended September 30, 2026.

Debentures

On May 2, 2025, the Company entered into a securities purchase agreement with YA II PN, Ltd. ("Yorkville"), under which the Company issued and sold three debentures (the "Initial Debentures") to Yorkville in an aggregate principal amount totaling $5,000,000. The Initial Debentures were issued at a discounted price of 90% for proceeds to the Company of $4,500,000. Interest accrued on the outstanding principal amount of each Initial Debenture at an annual rate of 8%, subject to a potential increase to 18% per annum upon the occurrence of certain events of default. The Initial Debentures had a maturity date of February 2, 2026.

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

June 2025 Public Offering

On June 2, 2025, the Company closed a public offering with gross proceeds of $7.0 million (the "June 2025 Public Offering"). The Company issued 45,200 units at a price of $155 per unit. Each unit consisted of one common share of the Company and one warrant to purchase one common share (the "June 2030 Warrants"). The June 2030 Warrants have an exercise price of $155 per share, and will expire on June 2, 2030. No June 2030 Warrants were exercised during the three and nine months ended September 30, 2026.

Warrant Inducement

On July 14, 2025, the Company entered into a warrant inducement agreement (the "Warrant Inducement Agreement") with an institutional investor, pursuant to which the investor agreed to exercise 26,800 existing Regulation A Warrants issued on March 10, 2025, in order to purchase 26,800 of the Company's common shares, in consideration for receiving the 53,600 warrants (the "Series A and B Warrants") with an exercise price of $187.50. In accordance with the Warrant Inducement Agreement, the investor exercised its existing warrants for cash, for gross proceeds of $3.8 million to the Company.

On December 5, 2025, the Company entered into a warrant inducement agreement with an institutional investor (the "Second Warrant Inducement Agreement"), pursuant to which the investor agreed to exercise 53,600 existing Series A and B Warrants, issued on July 14, 2025 with an amended exercise price of $96 per warrant, in order to purchase 53,600 of the Company's common shares, in consideration for receiving 80,400 warrants (the "Series C and D Warrants") with an exercise price of $100 per share. In accordance with the Second Warrant Inducement Agreement, the investor exercised its existing warrants for cash, for gross proceeds of approximately $5.1 million to the Company.

At-the-Market Program

On December 29, 2025, we entered into an equity distribution agreement (the "Equity Distribution Agreement") with Maxim Group LLC and Yorkville Securities, LLC, an affiliate of Yorkville, as agents (together, the "Agents"), whereby the Agents may sell up to $15.3 million of the Company's common shares as part of an at-the-market program (the "ATM"). On April 23, 2026, the Company and the Agents entered into an amendment to the Equity Distribution Agreement, upsizing the ATM program from $15.3 million to up to $50 million. As of September 30, 2026, the Company sold approximately $17.8 million of its common shares in the ATM program.

Secured Promissory Notes

On May 27, 2026, the Company entered into and closed on a note purchase agreement with Streeterville Capital, LLC ("Streeterville"), providing for the issuance of two secured promissory notes: (i) a Secured Promissory Note A in the original principal amount of $12,864,225 carrying an 8.75% interest rate and a 6.7% original issue discount ("Note A") and (ii) a Secured Promissory Note B in the original principal amount of $10,000,000 carrying a 5% interest rate with no original issue discount ("Note B").

On September 1, 2026, the Company entered into a note exchange agreement with Streeterville (the "Note Exchange Agreement") whereby the Company exchanged $2,000,000 of Note B borrowings to a separate Secured Promissory Note A-2 ("Note A-2" and, together with Note A and Note B, the "Secured Promissory Notes"). As a result of the exchange, $2,000,000 of the $10,000,000 previously subject to restriction under Note B was no longer restricted. Upon execution of the Note Exchange Agreement, Note A-2 was issued at a face value of $2,139,037 and a purchase price of $2,000,000, resulting in an issuance discount of $139,037. Note A-2 bears interest of 8.75% per annum compounded daily. The Secured Promissory Notes will mature on November 27, 2027.

Results of Operations

The following table outlines our statements of loss and comprehensive loss for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	$	$		$	$
General and administrative	2,507,476	5,024,082	(2,516,606)	14,971,257	12,720,666	2,250,591
Research and development	1,952,780	1,684,783	267,997	9,564,865	5,130,561	4,434,304
In-process research and development (IPR&D)	10,000,000	8,717,475	1,282,525	10,000,000	8,717,475	1,282,525
Total operating expenses	14,460,256	15,426,340	(966,084)	34,536,122	26,568,702	7,967,420
Loss from operations	(14,460,256)	(15,426,340)	966,084	(34,536,122)	(26,568,702)	(7,967,420)
Other income (expense):
Interest income (expense), net	(712,652)	11,572	(724,224)	(1,236,441)	75,442	(1,311,883)
Loss on SEPA settlements	-	(157,721)	157,721	(127,083)	(157,721)	30,638
Change in fair value of debentures	-	(383,823)	383,823	-	(583,823)	583,823
Loss on extinguishment of debentures	-	(25,000)	25,000	-	(25,000)	25,000
Total other income (expense)	(712,652)	(554,972)	(157,680)	(1,363,524)	(691,102)	(672,422)
Net loss for the period	(15,172,908)	(15,981,312)	808,404	(35,899,646)	(27,259,804)	(8,639,842)
Deemed dividend on warrant inducement	-	(4,954,518)	4,954,518	-	(4,954,518)	4,954,518
Foreign currency translation adjustment	(21,249)	10,828	(32,077)	29,680	10,828	18,852
Comprehensive loss for the period attributable to common shareholders	(15,194,157)	(20,925,002)	5,730,845	(35,869,967)	(32,203,494)	(3,666,473)
Net loss per common share (basic and diluted)	$(11.64)	$(56.18)	$44.54	$(35.15)	$(95.62)	$60.47

General and administrative

General and administrative expenses decreased by $2,516,606 or 50.1% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, and increased by $2,250,591 or 17.7% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease in general and administrative expenses for the three months ended September 30, 2026, was primarily due to the decrease in the allocation of certain personnel costs to general and administrative expenses as a result of increased research and development activities in 2026. The increase for the nine months ended September 30, 2026 was primarily due to higher stock-based compensation expense, which was $2,136,908, for the nine months ended September 30, 2026 compared to $1,082,482 for the nine months ended September 30, 2025. General and administrative expenses primarily include professional fees, consulting fees, salaries, wages and benefits, general office, insurance, administration expenditures, costs related to business development and investor relations, public relations, market awareness, advocacy and stock-based compensation associated with maintaining investor relations, public relations, market awareness, advocacy, director and officer insurance and compliance with applicable securities law requirements. In addition, there are additional costs, recurring and non-recurring, associated with the Antev acquisition and the Pfizer Agreement.

Research and development ("R&D")

Research and development expenses consist of costs incurred to research and develop our product candidates and are expensed as incurred. We do not track total R&D expense by program, therapeutic indication or product candidate, as our internal resources are shared across programs and our development priorities shift over time. We separately identify external costs that are directly attributable to the SkinJect, Teverelix and CD228V programs, which primarily include costs related to clinical, manufacturing, and regulatory activities, as well as certain professional services and intellectual property costs. Internal personnel costs (salaries and benefits, including bonuses) are shared across programs, are not attributable to a single product candidate, and are presented as unallocated. Of the total research and development expense noted in the table below, the external, third-party costs that were directly attributable to our product candidates were as follows:

	Nine Months Ended September 30, 2026
($) - External R&D costs	SkinJect	Teverelix	CD228V	Total
Clinical, manufacturing and regulatory activities	2,475,511	2,460,885	-	4,936,396
Professional services and intellectual property	196,785	115,699	80,649	393,133
Total external costs directly attributable	2,672,296	2,576,584	80,649	5,329,529
Salaries and benefits	-	-	-	4,235,336
Total research and development expense (1)	-	-	-	9,564,865

	Nine Months Ended September 30, 2025
($) - External R&D costs	SkinJect	Teverelix	Total
Clinical, manufacturing and regulatory activities	3,568,401	1,238	3,569,639
Professional services and intellectual property	165,770	-	165,770
Total external costs directly attributable	3,734,171	1,238	3,735,409
Salaries and benefits	-	-	1,395,152
Total research and development expense (1)	-	-	5,130,561

	Three Months Ended September 30, 2026
($) - External R&D costs	SkinJect	Teverelix	CD228V	Total
Clinical, manufacturing and regulatory activities	464,223	(1,389,137)	-	(924,914)
Professional services and intellectual property	51,558	37,358	80,649	169,565
Total external costs directly attributable	515,781	(1,351,779)	80,649	(755,349)
Salaries and benefits	-	-	-	2,708,130
Total research and development expense (1)	-	-	-	1,952,780

	Three Months Ended September 30, 2025
($) - External R&D costs	SkinJect	Teverelix	Total
Clinical, manufacturing and regulatory activities	1,114,470	1,238	1,115,708
Professional services and intellectual property	49,092	-	49,092
Total external costs directly attributable	1,163,562	1,238	1,164,800
Salaries and benefits	-	-	519,983
Total research and development expense (1)	-	-	1,684,783

(1) Total research and development expense reconciles to the amount reported on the Company's consolidated statements of operations for each period presented.

R&D expenses increased by $267,997 or 15.91% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. R&D expenses increased by $4,434,304 or 86.43% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase for the three months ended September 30, 2026, was primarily due to increases of approximately $2.2 million in R&D salaries and benefits, and $0.1 million in external costs attributable to CD228V, partially offset by a decrease of approximately $0.6 million in external costs attributable to SkinJect and $1.4 million in external costs attributable to Teverelix. The increase for the nine months ended September 30, 2026 was primarily due to increases of approximately $2.6 million in external costs attributable to Teverelix, reflecting a full period of development activities following the acquisition of Antev in August 2025, $2.8 million in R&D salaries and benefits, primarily related to Antev personnel, and $0.1 million in external costs attributable to CD228V, partially offset by a decrease of approximately $1.1 million in external costs attributable to SkinJect following the completion of SKNJCT-003.

In-process research and development ("IPR&D")

IPR&D expense was $10,000,000 for each of the three and nine months ended September 30, 2026, compared to $8,717,475 for each of the three and nine months ended September 30, 2025. IPR&D expense for the 2026 periods related to the license of CD228V under the Pfizer Agreement, and represents the $12.0 million upfront payment paid to Pfizer, net of the $2.0 million development funding payment received from Pfizer. IPR&D expense for the 2025 periods related to the in-process research and development acquired in connection with the acquisition of Antev.

The principal risks related to the Company's future performance are that the trials are unsuccessful, the Company does not receive FDA approval to proceed with the next stages of its multiple research and development tracks, the Company is unsuccessful in obtaining future funding needed to continue its research and development tracks or the Company is unable to maintain its listing on the Nasdaq. These are customary risks for a development stage pharmaceutical Company and are less acute than for a Company with a less advanced product. Nevertheless, there can be no assurance that the Company will be able to complete its trials, that the trials will be successful, or that the product will ultimately reach commercialization.

Other income (expense)

Other income (expense) for the three and nine months ended September 30, 2026 was an expense of $712,652 and $1,363,524, respectively, compared to an expense of $554,972 and $691,102 for the three and nine months ended September 30, 2025, respectively. Other income (expense) for the three and nine months ended September 30, 2026 primarily consisted of net interest expense of $712,652 and $1,236,441, respectively, which primarily reflects interest on, and accretion of, the Secured Promissory Notes and, for the nine-month period, the Debenture, as well as a loss on SEPA settlements of $127,083 for the nine months ended September 30, 2026. Other income (expense) for the three and nine months ended September 30, 2025 consisted primarily of interest income of $11,572 and $75,442, respectively, more than offset by changes in the fair value of debentures of $383,823 and $583,823, respectively, losses on SEPA settlements of $157,721 in each period and a loss on extinguishment of debentures of $25,000 in each period.

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

The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. In addition to the ATM and Secured Promissory Notes (as defined herein), management believes that the Company has access to additional capital resources through public and/or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, it is possible that the Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. Further, the terms of any financing may adversely affect the holdings or the rights of the Company's shareholders. If the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays or entirely prevent the Company's continued efforts to progress its research and development program, pursue product portfolio expansion or commercialize its current or future products, each of which is critical to the realization of the Company's business plan and its future operations. This uncertainty, together with the Company's history of losses and its outstanding debt obligations, including debt that will become current by year-end 2026, indicates that substantial doubt exists about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements and this MD&A do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

The Company is subject to risks associated with any specialty biotechnology company that has substantial expenditures for research and development. In addition, the Company has made significant cash investments for certain of its products, most recently with its acquisition of the CD228V license. There can be no assurance that the Company's research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable, requiring the Company to be dependent on additional fundraising activities.

As of September 30, 2026, the Company had cash and cash equivalents of $5,019,755 and restricted cash of $8,075,075 compared to cash and cash equivalents of $8,705,218 and restricted cash of $nil as of December 31, 2025. During the nine months ended September 30, 2026, the Company received $21,377,589 of net proceeds from the issuance of the Secured Promissory Notes, $17,154,819 of net proceeds from the issuance of common shares under the ATM and $4,102,740 of proceeds from the issuance of common shares under the SEPA. For the nine months ended September 30, 2026, cash used in operating activities was $31,893,868 compared to $16,167,654 for the nine months ended September 30, 2025. As of September 30, 2026, the Company had an accumulated deficit of $100,189,301 (December 31, 2025 - $64,348,118) and net loss of $15,172,908 and $35,899,646 for the three and nine months ended September 30, 2026, respectively (September 30, 2025 - $15,981,312 and $27,259,804, respectively). The Company had a working capital deficit of $3,370,880 as of September 30, 2026.

During the nine months ended September 30, 2026, no Public Warrants issued as part of the initial public offering were exercised for cash for nil proceeds to the Company.

None of the outstanding Regulation A Warrants were exercised during the three and nine months ended September 30, 2026 and as of September 30, 2026, no June 2030 Warrants were exercised.

On July 14, 2025, the Company entered into the Warrant Inducement Agreement with an institutional investor, pursuant to which the investor exercised its existing Regulation A Warrants for cash, for gross proceeds of $3.8 million to the Company.

On December 5, 2025, the Company entered into the Second Warrant Inducement Agreement with an institutional investor, pursuant to which the investor exercised its existing Series A and B Warrants for cash, for gross proceeds of approximately $5.1 million to the Company.

On December 29, 2025, the Company entered into the Equity Distribution Agreement with Maxim Group LLC and Yorkville Securities, LLC, an affiliate of Yorkville, as agents, whereby the Agents may sell up to $15.3 million of our common shares as part of an at-the-market program. On April 23, 2026, the Company and the Agents entered into an amendment to the Equity Distribution Agreement, upsizing the ATM program from $15.3 million to up to $50 million. As of September 30, 2026, the Company had issued 1,035,449 common shares as part of the program. The gross proceeds from the issuances were approximately $17.8 million.

During the nine months ended September 30, 2026, and prior to the termination of the SEPA on September 11, 2026, the Company issued 106,735 common shares at an aggregate market price of $4,229,823 for net proceeds of $4,102,740 under the SEPA.

Standby Equity Purchase Agreement

The Company entered into a standby equity purchase agreement dated February 10, 2025 (the "SEPA") with Yorkville, an investment fund managed by Yorkville Advisors Global, LP. Pursuant to the SEPA, the Company had the option, at its sole discretion, to sell up to $15,000,000 of the Company's common shares to Yorkville at any time during the 36 months following the date of the SEPA.

During the nine months ended September 30, 2026, $3,223,980 of the gross proceeds were held back to partially repay the Company's outstanding debenture and interest to Yorkville, which was fully repaid and extinguished on May 27, 2026. On September 11, 2026, the Company and Yorkville mutually agreed to terminate the SEPA, effective as of such date. At the time of termination, there were no outstanding borrowings, advance notices or common shares to be issued under the SEPA, and no fees were payable by the Company or Yorkville in connection with the termination.

Cash flows

	Nine Months Ended September 30,
	2026 $	2025 $	Change
Cash used in operating activities	(31,893,868)	(16,167,654)	(15,726,214)
Cash provided by financing activities	36,245,297	25,286,315	10,958,982
Cash used in investing activities	-	(4,619,152)	4,619,152
Foreign currency effect on cash and cash equivalents	38,183	(1,741)	39,924
Net change in cash and cash equivalents and restricted cash during the period	4,389,612	4,497,768	(108,156)
Cash and cash equivalents and restricted cash, beginning of period	8,705,218	4,164,323	4,540,895
Cash and cash equivalents and restricted cash, end of period	13,094,830	8,662,091	4,432,739

Cash flows used in operating activities

Cash flows used in operating activities for the nine months ended September 30, 2026, were $31,893,868 compared to cash flows used in operating activities of $16,167,654 for the nine months ended September 30, 2025. The increase is primarily due to the $10.0 million IPR&D cash payment in connection with the Pfizer Agreement and increased spending on research and development and general and administrative expenses, partially offset by non-cash expenses, including stock-based compensation, the issuance of restricted common shares in lieu of cash bonuses and non-cash interest expense, and a decrease in accounts payable.

Cash flows provided by financing activities

Cash flows provided by financing activities for the nine months ended September 30, 2026, were $36,245,297 compared to cash flows provided by financing activities of $25,286,315 for the nine months ended September 30, 2025. The increase is primarily due to gross proceeds of $22,000,000 from the issuance of the Secured Promissory Notes, net proceeds of $17,154,819 from the issuance of common shares under the ATM and net proceeds of $4,102,740 from the issuance of common shares under the SEPA during the nine months ended September 30, 2026, partially offset by the repayment of debentures and other loans of $6,397,262. Financing activities for the nine months ended September 30, 2025, primarily consisted of net proceeds from the issuance of common shares and warrants of $9,790,015, proceeds from the issuance of debentures of $11,866,293, proceeds from the exercise of warrants of $4,729,398 and proceeds from the issuance of common shares under the SEPA of $5,097,005, partially offset by the repayment of debentures and other loan of $5,637,709.

Contractual Obligations

We have no significant contractual arrangements other than those noted in our financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2026, we have not entered into any off-balance sheet arrangements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in the MD&A section in the 2025 Annual Report.

Updated share information

As of September 30, 2026, we had 1,850,418 common shares issued and outstanding. In addition, there were 140,200 common shares issuable upon the exercise of outstanding stock options and 145,636 common shares issuable upon the exercise of warrants.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements.

Subsequent Events

On October 12, 2026, the Company effected the 2026 Share Consolidation, with the goal of the 2026 Share Consolidation to increase the bid price of the common shares and to enable the Company to regain compliance with the minimum bid price requirement for continued listing on Nasdaq. On October 23, 2026, the Company announced that Nasdaq had informed the Company that it had regained compliance with Nasdaq's minimum bid price requirement as set forth in Nasdaq Listing Rule 5550(a)(2).

On November 4, 2026, the Company announced that SkinJect entered into a non-binding letter of intent with an undisclosed special purpose acquisition company for a proposed business combination involving SkinJect (the “Business Combination”) and concurrent equity financing. There can be no assurance that definitive agreements relating to the Business Combination will be signed, that the equity financing will be secured or that the transaction will be completed.

As previously disclosed, the Company received a notice from Nasdaq's Listing Qualifications Department on May 20, 2026, notifying the Company that its market value of listed securities for its common shares had been below $35 million for the previous 30 consecutive business days under Nasdaq Listing Rule 5550(b)(2), that the Company also did not meet the equity standard requirements under Nasdaq Listing Rule 5550(b)(1) or the net income standard requirements under Nasdaq Listing Rule 5550(b)(3) and therefore that the Company was not in compliance with the continued listing standards on the Nasdaq as set forth in Nasdaq Listing Rule 5550(b) (the "MVLS Requirement"). The Company has until November 16, 2026, to regain compliance with the MVLS Requirement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our "Certifying Officers"), the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date hereof.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in the 2025 Annual Report. Any of these risk factors could result in a significant or material adverse effect on the Company's business, financial condition and/or results of operations. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the 2025 Annual Report, other than those reported below.

We are not currently in compliance with one of Nasdaq’s continued listing requirements, and our common shares could be delisted if we do not regain compliance by November 16, 2026. A delisting of our common shares would likely adversely affect their market price and liquidity, could severely impair our ability to raise capital and could result in defaults under certain of our agreements, including our secured promissory notes. These consequences could threaten our ability to continue as a going concern.

On May 20, 2026, we received a notice from Nasdaq’s Listing Qualifications Department notifying us that the market value of listed securities for our common shares had been below the $35 million minimum required under Nasdaq Listing Rule 5550(b)(2) for the previous 30 consecutive business days, that we also did not meet the $2.5 million shareholders’ equity standard under Nasdaq Listing Rule 5550(b)(1) (the “Equity Standard”) or the net income standard under Nasdaq Listing Rule 5550(b)(3) and, therefore, that we were not in compliance with the continued listing standards set forth in Nasdaq Listing Rule 5550(b) (the “MVLS Requirement”). We have until November 16, 2026, to regain compliance with the MVLS Requirement. Unless we are able to demonstrate shareholders’ equity of at least $2.5 million under the Equity Standard, or otherwise regain compliance with the MVLS Requirement, by that date, Nasdaq would issue a delisting determination with respect to our common shares. As of September 30, 2026, we had a total shareholders’ deficit of approximately $10.5 million. We are working to regain compliance with the MVLS Requirement, including by satisfying the Equity Standard, before November 16, 2026; however, there can be no assurance that we will be able to do so. We could appeal a delisting determination to a Nasdaq Hearings Panel, although there can be no assurance that an appeal would be successful or that our common shares would remain listed on Nasdaq during or following an appeal. Even if we regain compliance with the MVLS Requirement by satisfying the Equity Standard, our continuing net losses would reduce our shareholders’ equity, and we may be unable to maintain compliance with the MVLS Requirement or with Nasdaq’s other continued listing requirements in the future.

If our common shares were delisted from Nasdaq, they would likely trade on the over-the-counter market, which is generally less liquid and receives less attention from investors and securities analysts than a national securities exchange. As a result, it could become more difficult for our shareholders to buy or sell our common shares at acceptable prices, the market price of our common shares could decline further, and the number of institutional and other investors willing or able to hold our common shares could decrease.

A delisting would also significantly impair our ability to raise the additional capital that we need to fund our operations and pursue our business objectives, including the continued clinical development of our product candidates. If we are unable to raise sufficient capital on acceptable terms, or at all, we may be required to delay, reduce the scope of or discontinue one or more of our clinical development programs or other business initiatives.

In addition, a delisting could constitute a default or trigger event under, or otherwise give rise to rights and remedies of the counterparties to, certain of our agreements. For example, the secured promissory notes that we issued to Streeterville Capital, LLC in May 2026 (the “Secured Promissory Notes”) contain “Major Trigger Events” and “Minor Trigger Events,” including the failure to maintain the listing of our common shares on a national securities exchange. Upon the occurrence of a trigger event, the holder may increase the outstanding balance of the applicable Secured Promissory Note by 15% for each Major Trigger Event and by 5% for each Minor Trigger Event. A trigger event that is not timely cured becomes an event of default entitling the holder to accelerate the outstanding balance, impose a default rate of interest and exercise its other remedies. We may not have sufficient funds to satisfy any such increased or accelerated obligations, and we may be unable to obtain waivers from the applicable counterparties on acceptable terms, or at all. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations and our ability to continue as a going concern.

The trading price of our common shares has declined since our recent share consolidation, and further declines could result in delisting on an expedited basis, without an opportunity to regain compliance.

On October 12, 2026, we effected a 1-for-50 consolidation of our issued and outstanding common shares (a reverse stock split) in order to regain compliance with Nasdaq’s minimum bid price requirement of $1.00 per share. On October 23, 2026, Nasdaq notified us that we had regained compliance with that requirement because the closing bid price of our common shares had been at least $1.00 for ten consecutive business days, from October 12, 2026 to October 23, 2026. Since the consolidation, however, the trading price of our common shares declined from a closing price of $3.58 on October 12, 2026 to $1.88 on October 30, 2026, and, our market capitalization as of such date is at its lowest level since our initial public offering. There can be no assurance that the price of our common shares will remain at or above $1.00 per share or that it will not decline further. In addition, because we effected a reverse stock split within the past year, if the closing bid price of our common shares were below $1.00 for 30 consecutive business days at any time before October 12, 2027, we would not be eligible for the customary 180-day compliance period. We also could not regain compliance by effecting another share consolidation during such a period. Instead, Nasdaq would issue a delisting determination, which we could appeal to a Nasdaq Hearings Panel, although there can be no assurance that an appeal would be successful or that our common shares would remain listed during or following an appeal. In addition, a company that has effected reverse stock splits over the prior two-year period at a cumulative ratio of 250-to-1 or more is not eligible for a compliance period. Because our consolidation was effected at a ratio of 1-for-50, any further consolidation at a ratio of 1-for-5 or greater before October 12, 2028 would result in a cumulative ratio of 250-to-1 or more. We would then not be eligible for a compliance period with respect to any bid price deficiency arising before that date. As a result, our ability to use a share consolidation to address a future bid price deficiency is significantly limited.

Separately, Nasdaq has proposed, and on July 22, 2026, the SEC approved under delegated authority, a new continued listing requirement that would require each listed company to maintain a market value of listed securities of at least $5 million, generally calculated by multiplying the closing bid price of its common shares by the number of shares outstanding. However, following the filing of notices of intention to petition for review, the approval order was stayed on July 29, 2026, and on September 11, 2026 the SEC granted review of the approval. The approval order remains stayed until the SEC orders otherwise, and the requirement is therefore not currently in effect. There is no prescribed timeline for the SEC’s action, and we cannot predict whether, when or in what form the requirement will become effective. If the requirement becomes effective and the market value of our listed securities is below $5 million for 30 consecutive business days, Nasdaq could issue a delisting determination immediately, without affording us a compliance period or an opportunity to submit a plan to regain compliance. As of November 2, 2026, the market value of our listed securities was approximately $3.5 million. Accordingly, if the requirement becomes effective, the trading price of our common shares could cause us to fall below the threshold and become subject to delisting on an expedited basis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All information required by Item 701 of Regulation S-K as to unregistered sales of equity securities of the Company during the period covered by this Quarterly Report has previously been included in Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Articles of Incorporation of Medicus Pharma Ltd. (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)
3.2	Articles of Amendment of Medicus Pharma Ltd., effective as of September 29, 2023 (incorporated by reference from Exhibit 3.2 to the Registrant's Registration Statement on Form F-1, filed with the SEC on May 29, 2024)
3.3	Articles of Amendment of Medicus Pharma Ltd., effective as of October 28, 2024 (incorporated by reference from Exhibit 3.4 to the Registrant's Registration Statement on Form F-1, filed with the SEC on October 29, 2024)
3.4	Articles of Amendment of Medicus Pharma Ltd., effective as of August 8, 2025 (incorporated by reference from Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2025)
3.5	Articles of Amendment of Medicus Pharma Ltd., effective as of October 12, 2026 (incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on October 16, 2026)
3.6	Bylaws of Medicus Pharma Ltd., as in effect as of the date hereof (incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2025)
10.1#^	Co-Development and License Agreement, dated September 2, 2026, by and between Medicus Pharma Inc. and Pfizer Inc. (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 3, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

# Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

^ Certain schedules and exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICUS PHARMA LTD.

Date: November 6, 2026	By:	/s/ Raza Bokhari
	Name:	Dr. Raza Bokhari
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Carolyn Bonner
	Name:	Carolyn Bonner
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)